Form 10-K
period 1996-04-30
MARQUETTE ELECTRONICS INC
filed 1996-07-25
CIK 62675

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended April 30, 1996


     Commission file number            0-18724
                            ------------------------------

                          MARQUETTE ELECTRONICS, INC.
            (Exact name of registrant as specified in its charter)

         Wisconsin                                          39-1046671
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

8200 West Tower Avenue, Milwaukee, Wisconsin                   53223
 (Address of Principal Executive Offices)                   (Zip Code)

                                (414) 355-5000
             (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

                                     None

     Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.10 Par Value
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Approximate aggregate market value of the registrant's Class A Common Stock held by non-affiliates (based on the closing sales price of such stock as reported in the NASDAQ National Market System) on July 1, 1996 was $152,860,053.*

     As of July 1, 1996, the number of shares of Class A Common Stock, $0.10 par value, outstanding was 16,064,928 and the number of shares of Class C Common Stock, $0.01 par value, outstanding was 26,250,000.

                      DOCUMENTS INCORPORATED BY REFERENCE


               Document                                       Form 10-K Part
               --------                                       --------------

1.   Annual Report to Shareholders for fiscal year ended
     April 30, 1996                                                  II

2.   Proxy Statement for Annual Meeting of Shareholders
     scheduled to be held on August 15, 1996                         III


_______________

* Excludes, among other shares, 5,227,849 shares of Common stock held by officers and directors at July 1, 1996. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

ITEM 1.  BUSINESS

INTRODUCTION

     Marquette Electronics, Inc. (including its subsidiaries, the "Company" or "Marquette"(R)) is a leading manufacturer of medical electronic equipment, systems and supplies and a leading developer of software for the diagnosis and monitoring of patients requiring critical care, fetal and neonatal monitoring. Marquette also develops and sells clinical information systems consisting of hardware and software used by hospitals to electronically acquire, record, store, analyze and distribute patient medical data. The Company is one of the world market leaders in sales of computerized electrocardiographic, adult, neonatal and fetal monitoring equipment, as well as physiologic/hemodynamic monitoring systems utilized in cardiac catheterization laboratories ("Cath Lab") and electrophysiology laboratories ("EP Lab"). The Company is also a major distributor for a wide range of cineangiography films used to document and archive images produced through diagnostic cardiac catheterization and related procedures and also produces digital imaging systems for use with Cath Lab and ECG equipment to digitally record images. The Company has four manufacturing facilities in the U.S. and one in Germany as well as world-wide sales and service operations.

     Marquette pursues a strategy of using its market position and technological capabilities to continue to enter other critical care areas including defibrillators used in emergency cardiac care, instruments used to analyze respiratory and anesthetic gases, cardiac catheterization monitoring equipment and imaging products. In addition, as a result of Marquette's large installed base of medical electronic equipment, much of which requires the use and consumption of disposable items such as chart paper and patient electrodes, the Company has established a substantial disposable supplies business.

     The Company believes its products are widely recognized for quality and technological innovation. In electrocardiography, Marquette introduced the first commercially successful system for computerized acquisition and analysis of electrocardiograms, and a proprietary computer program, developed using millions of ECGs, which is the world's most widely used program for analysis of clinical electrocardiographs ("ECG"). In addition, Marquette's patented continuous patient monitoring system (TRAM(R)) eliminates the loss of information and staff time associated with switching monitoring equipment connected to a patient being moved within the hospital. Marquette has historically made a substantial commitment to product research and development and has introduced major new products in each of its product lines during the past three years. Product engineering and research and development spending represented 9.0% of net sales in fiscal 1996.

     Marquette was formed in 1965 by Michael J. Cudahy and Warren B. Cozzens. Since its formation, the Company has grown by continuous investment in research and development to create an ever-expanding proprietary line of medical products and through carefully planned acquisitions which have broadened its product line and the geographic scope of its operations. In 1982, the Company acquired from General Electric Company its patient monitoring business. In 1994, the Company purchased from American Home Products all of the outstanding shares of stock of Corometrics Medical Systems, Inc. ("Corometrics") giving the Company a strong position in the fetal and perinatal monitoring market and entree to the market for clinical information systems. In January, 1996, the Company acquired all of the stock of E For M Corporation ("E For M") which, with E For M's wholly-owned German subsidiary, Hellige GmbH ("Hellige"), resulted in a significant broadening of Marquette's lines of Cath Lab, defibrillator, ECG and monitoring products and added EP Lab and digital imaging to its product lines and a significant distributorship for specialized 35 millimeter cineangiography film .

     The Company's principal markets are the critical care units, operating and recovery rooms, step-down units and related areas of acute care hospitals, particularly those institutions specializing in the diagnosis and treatment of heart disease, together with labor and delivery units. Marquette also markets its products to smaller hospitals, medical clinics, physician offices, government hospitals, research institutions, and providers of emergency care.

     Marquette believes that its current product lines address a United States market totalling in excess of $1 billion annually and a non-United States market of approximately equal size. The Company expects that the demand for electrocardiographs will grow due to (i) the increasing incidence of cardiovascular disease, (ii) the aging population, (iii) the growing emphasis on early detection and management of cardiovascular disease, and (iv) the relative ease and low cost of ECG testing relative to other methods of cardiac diagnosis. The Company also expects that the demand for patient monitoring, gas analysis, EP Lab and Cath Lab equipment will continue to grow due to (i) the need for more comprehensive and useful information on a patient's physiological condition and
(ii) an increasing number of patients requiring cardiovascular surgical procedures. Finally, the Company expects that the demand for emergency care products will continue to grow due to (i) a growing recognition that early defibrillation is the single most effective intervention for sudden cardiac arrest and (ii) regulatory changes which greatly expand the number of emergency care personnel permitted to use defibrillators.

     The foregoing expectations are subject to unforeseeable, but conceptually expected, changes that may be legislatively imposed to contain national health care costs and expand health care coverage and to the growing pressure being placed upon medical care providers to contain or reduce the cost of medical care.

     During fiscal 1996, following the E For M acquisition, the Company was restructured into eight separate semi-autonomous operating divisions known as:
Patient Monitoring, Cardiology, E For M Cath Lab, E For M Imaging Systems, Corometrics Medical Systems, QMI Clinical Information Systems, Supplies and Service. Each division is responsible for the design, development, production, marketing and sale of a related group of products and/or services.


PRODUCT OVERVIEW

     The medical electronic equipment industry is characterized by rapid technological innovation, heavy reliance on computer products and increasing digital communication capability. Marquette has designed products that replace older analog technology with newer digital technology and which is capable of improving the acquisition and processing of patient physiological information available to the physician. In addition, Marquette's products take advantage of the increased miniaturization of computer technology, allowing more processing power to be included in a device without increasing its size. Miniaturization has allowed Marquette to design products bringing processing power closer to the patient and increasing the amount, quality and timeliness of patient physiological information.

     Marquette designs its products with the goals of minimizing product obsolescence, maintaining compatibility with older products in the same product line, integrating products from different product lines, providing for standard computer software platforms and hardware, reducing products costs and prices and permitting the customer to reduce its per patient costs. Given the rate of change in electronics and computer technology, considerable development effort must be expended to meet these goals. In an effort to minimize product obsolescence and, thereby, customer costs, the Company designs hardware components and modules to be removable and available for replacement with new versions and includes processing technology in software which can generally be upgraded more easily and inexpensively than hardware. No assurance can be given that these goals will be met.

     Marquette has developed and promotes an integrated system called
UNITY/tm/ which enables a wide range of Marquette's patient monitoring, clinical information, diagnostic and Cath Lab products to be interconnected and to interface with general and clinical information systems maintained by its hospital customers. UNITY is designed to (i) communicate patient information from bedside and telemetry monitors to central nurses' stations, (ii) allow attending medical personnel to view patient information in various areas of the hospital, (iii) allow attending medical personnel to receive patient information from remote locations via telephone lines and modems, and (iv) electronically transfer patient information to care units, outpatient facilities or physician's offices.

     The following table displays certain information relating to the Company's products (dollars in thousands):


                                                           Year Ended April 30,
                      ------------------------------------------------------------------------------------------------
                                 1996                              1995                              1994
                      ---------------------------       ----------------------------       ---------------------------
                                       Percentage                         Percentage                        Percentage
                                        of Net                              of Net                            of Net
                      Net Sales          Sales          Net Sales           Sales          Net Sales          Sales
                      ---------        ----------       ---------         ----------       ---------        ----------
Diagnostics            $ 94,051          22.6%           $ 94,749            27.7%           89,883            35.4%
Monitoring              121,696          29.2%            113,121            33.1%          107,928            42.6%
Perinatal                70,600          17.0%             66,857/1/         19.5%              -0-             -0-
E For M Products         54,524/2/       13.1%                -0-             -0-               -0-             -0-
Clinical                 13,931           3.3%             10,283             3.0%            1,853              .7%
 Information
 Systems
Supplies                 28,318           6.8%             27,022             7.9%           25,345            10.0%
Service                  33,173           8.0%             30,144             8.8%           28,799            11.3%
                       --------         -----            --------           -----          --------           -----
     Total             $416,293         100.0%           $342,176           100.0%         $253,808           100.0%
                       ========         =====            ========           =====          ========           =====

- ----------------
/1/ 11 months ending April 30, 1995.
/2/ 4 months ending April 30, 1996.

     For additional financial information by geographic area, see Note 13 to Notes to Consolidated Financial Statements.

     The products handled by each of the divisions are summarized below.

CARDIOLOGY DIVISION PRODUCTS

     Headquartered in Milwaukee, Wisconsin, the Cardiology Division's products are used non-invasively in or related to electrocardiology, which is the diagnosis of heart disorders through the detection, recording and analysis of electrical signals emitted by the heart. An electrocardiograph is a device which detects these signals through lead wires that are connected from the device to electrodes (strips of an electrically conductive material) that are, in turn, applied to the patient's skin at a number of points on the patient's chest and limbs. These signals are transmitted to the electrocardiograph where they can be recorded graphically on paper or displayed on a video monitor and subsequently transmitted to a control facility by telephone or stored on computer disk. The record of such data is called an ECG.

     Normal heartbeats make a specific pattern of electrical signals that are displayed as wave forms on the ECG. Specific types of heart damage and disease usually change the pattern of signals in ways recognizable to a cardiologist or electrocardiographer. Such patterns can also be analyzed by a computer. Obser-vation and analysis of ECGs are used to diagnose and prescribe treatment for heart damage from such conditions as coronary artery disease (a condition in which the arteries that supply the heart muscle have become dangerously narrowed), arrhythmia (a disorder of the heart's rhythm characterized by an irregular heart beat), cardiac ischemia (the reduced flow of oxygenated blood to the heart muscle), pericarditis (inflammation of the heart due to virus or other infection) and birth defects. An ECG is also used to help determine the location and the amount of injury caused by a heart attack or myocardial infarction (the damage to the heart muscle due to severe blockage of a coronary artery) or other forms of cardiac disease. A series of ECGs collected over time and analyzed can show whether and to what extent the heart is recovering and can be used to predict the effects of certain drugs on the heart.

     Diagnosis of cardiac disease based on ECGs has historically required a cardiologist or electrocardiographer to interpret ECGs. In the early 1970's, organizations including the National Institutes of Health, the Veterans Administration and the Mayo Clinic began computer analysis of ECGs. This analysis, however, could only be performed on large computers and thus was not practical for general use. In 1976, Marquette further developed computer ECG analysis so that computer analysis of ECGs could be performed not only in research hospitals but also in primary care hospitals, which represented a major breakthrough in electrocardiography. In 1980, to improve the accuracy, quality and comprehensiveness of ECG analysis, Marquette developed software capable of analyzing all twelve standard ECG leads simultaneously, establishing a standard which is to this day widely accepted. This capability is found in equipment using the Marquette 12SL/tm/ Computer Analysis Program, and is based on millions of ECGs collected throughout the world and made available to cardiac research physicians. The Company sponsors and conducts an annual seminar for thirty of the world's leading cardiologists, who assemble to exchange and compare data and the results of their research in computerized electrocardiography. This work has, over many years, resulted in an improvement in the accuracy and reliability of computerized ECG analysis. Marquette believes this improved accuracy and reliability allows a broader range of physicians to use ECGs effectively. The 12SL/tm/ technology is included in many of Marquette's current products, including most diagnostic devices, many patient monitoring products and some emergency care products, to provide a complete analysis of ECGs. The Company believes this program is used to analyze more than 40% of all computerized ECGs taken in the United States.

     Industry sources indicate that there are approximately 75 million resting ECGs and 6 million exercise test ECGs performed each year in the United States and an equal number performed in the rest of the world. The Company expects the number of these procedures to grow due to (i) the increasing incidence of cardiovascular disease, (ii) the aging population, (iii) relative ease of application, safety and low cost in comparison to other cardiac diagnostic techniques and (iv) greater recognition of the benefits of early detection and management of cardiovascular disease.

     Based on independent market research, the 1995 worldwide market for diagnostic equipment of the type sold by Marquette was estimated to be approximately $855 million in sales. Marquette has historically manufactured high-end electrocardiographs providing the greater precision and additional features required by large hospitals. The Company recently introduced models to appeal to a broader market of community hospitals, clinics, physicians' offices and emergency care providers.

Cardiology products include:

          (a) ELECTROCARDIOGRAPHS are designed to record an ECG of a patient who is at rest, and are generally mounted on a wheeled cart for movement to the patient's bedside or elsewhere as needed. The Company's electrocardiographs permit as many as 14 lead wires to be attached to patients, maximizing the amount of data that can be acquired. Data is acquired through a module that contains a microprocessor for digital signal acquisition, which enhances signal quality. Marquette's electrocardiographs perform immediate analysis of ECGs, store ECGs for further analysis and can communicate ECGs electronically to other Marquette electrocardiographs or other equipment for storage and comparison.

          The MAC(R) VU resting ECG analysis system is Marquette's most sophisticated electrocardiograph and is designed primarily for hospitals. In addition to its standard functions, the MAC VU system also has a CRT screen and a proprietary optional feature for signal averaged ECG testing, which is used to assist in diagnosing certain patients who are at high risk of sudden death from a heart attack.

          Marquette also manufactures other electrocardiographs, including the recently introduced CardioSmart resting ECG system, a viable physician's office product. The MAC(R) 6 and MAC(R) 8 systems offer a choice for additional hospital custom-ers with high volume requirement. The MAC PC system rounds out the product line by offering light weight and portability. All resting ECG products come with the 12SL ECG analysis program.

          (b) EXERCISE TESTING SYSTEMS are used to diagnose cardiac disease and assess its severity by stressing the heart through physical exercise to elevate its need for blood flow. While this elevated need exists, any significant obstruction in the coronary arteries would limit the flow of blood and result in cardiac dysfunction, which can be detected by a physician using electrocardiography. Marquette's stress test electrocardiographs are used to record an ECG of a patient undergoing physical stress by walking or running on a treadmill or peddling a stationary bicycle.

          Marquette has six principal exercise testing products. The CASE(R) 16 exercise testing system, targeted at academic research and teaching institutions, provides sophisticated analysis and review tools. It also offers options for the 12SL program and the HI-RES/tm/ signal averaging program. Introduced in 1996, the CardioSys exercise testing system is designed on industry-standard platforms to meet burgeoning hospital needs for networking and data integration. The MAX(R) -1 exercise testing system is sold to higher volume, hospital exercise testing facilities.

          On the market since February 1995, the MAX personal exercise testing system broadens the product line to cover smaller hospitals, outpatient clinics and physician offices. Equipping the MACVU system with an exercise testing option makes it an ideal choice for dedicated cardiology practices. The CENTRA multifunction cardiology workstation (detailed below) rounds out what the Company believes to be the most extensive exercise testing product line in the U.S. market.

          (c) HOLTER RECORDING AND ANALYSIS EQUIPMENT is designed to provide ECG information from an ambulatory patient who experiences intermittent symptoms such as palpitations, angina or loss or consciousness, who wears a small recording device over the course of an extended period (usually 24 hours), in or out of the hospital.

          Marquette's newest generation of Holter recording equipment, the SEER(R), replaced older technology based on tape recordings and is designed for use in hospital and in physician offices. The SEER uses solid-state digital technology to acquire data, resulting in higher signal quality, and has computerized memory for easier playback and analysis. The SEER can also perform immediate data analysis on hospitalized patients. The SEER is designed to interface with other

     Marquette diagnostic products, such as the Laser Holter system which provides computerized analysis and comparison of Holter ECG data and prints reports on a self-contained, high-speed laser printer. These reports and analyses can significantly reduce the time physicians must spend to analyze 24 to 48 hours of data.

          Marquette recently introduced its new MARS/tm/ 8000 ambulatory ECG and analysis system which provide many advances in Holter analysis and editing. The MARS 8000 system is the result of a unique technological alliance between Marquette and Sun Microsystems, a leader in graphic workstations. This cooperative development effort combines Marquette's software expertise with the powerful hardware of the Sun SPARC workstation. As a result, advanced signal processing and graphic display performance gives the MARS 8000 system exceptional waveform resolution and quick data redraw capabilities essential for the demanding clinical setting, and due to the multi-tasking capabilities of the system, data can also be acquired from the SOLAR series bedside monitoring and telemetry systems.

          (d) CENTRAL DATA MANAGEMENT SYSTEMS are designed to accept data from outlying electrocardiographs via telephone line, diskette or direct connection, store hundreds of thousands of ECGs and quickly retrieve them for comparison with ECGs currently being reviewed. Marquette's system, known as MUSE(R) (Marquette Universal System for Electrocardiography), introduced in 1976 and continuously enhanced, is designed for hospitals. Besides storing, analyzing and retrieving ECGs taken at rest, MUSE provides similar capability for Holter ECGs, exercise test ECGs, and other testing procedures and integrates all of Marquette's diagnostic products together through networking and computer processing. MUSE also can generate billing and activity reports which can assist a hospital or other user in cost control and decrease the possibility of tests remaining unbilled. Many MUSE systems serve additional hospitals which employ workstations connected to a central MUSE by telephone lines, permitting cardiologists at the central hospital to assist in treating large numbers of patients in wide geographical areas.

          (e) CARDIAC DIAGNOSTIC WORKSTATIONS are a cardiac diagnostic tool which Marquette introduced in November 1989. Marquette's CENTRA(R) Workstation is a computerized diagnostic workstation that performs all of Marquette's cardiac diagnostic tests, including ECGs taken at rest, during exercise, from Holter devices and other Marquette diagnostic tests such as signal averaged ECGs. The CENTRA Workstation provides, in a single compact package, a complete range of diagnostic capabilities traditionally found only in the heart stations of major medical centers using several pieces of equipment. The CENTRA Workstation is designed to be attractive to a hospital or other medical facility whose volume of tests or financial resources may not justify or permit the investment in separate single purpose equipment.

          (f) The MUSE-CV INFORMATION SYSTEM is an integrated system for managing cardiology information and departmental processes. This system provides a single-internally consistent database for all cardiological data including ECG, stress testing, echocardiography, Holter, Cath Lab, cardiological history and physical, nuclear cardiology, cardiovascular surgery, etc. This system is based on the large installed base of Marquette MUSE systems which analyze, store and process all ECGS for a vast majority of the hospitals in the United States. Applying the same process management used for ECGs the MUSE-CV Information System automates the process of managing cardiology information from instrument interfaces which automate data entry, to report generation and routing, to database backup and archive. Further automation is provided by integration with other systems. Specifically, the MUSE-CV Information System can interface with hospital enterprise-wide networks, hospital information systems (for automated billing and results reporting), and remote physician groups (via telephone retrieval, fax, E-mail, paging, etc.) The system is based on open architecture standards which are scaleable from a single PC (for a small hospital) to a vast wide area network of file servers and workstations that embrace the management of large, multi-hospital providers. The MUSE-CV Information System also provides statistical reports for outcomes assessment of clinical, financial and work flow data for a cardiology department. The system is used to measure and continuously improve the efficiency of a cardiology department.

          (g) CARDIAC DEFIBRILLATORS are designed to restart the hearts of victims of sudden cardiac arrest, a severe form of heart attack. Cardiac arrest is among the leading causes of death in the United States. The highest incidence of cardiac arrest occurs outside the hospital. The Cardiology Division markets a number of defibrillator models for hospital and pre-hospital use.

     RESPONDER 2500 DEFIBRILLATOR AND CARDIAC CARE SYSTEM is designed for use in the critical care areas of a hospital. It features data collection and management software that enables the user to document a clinical code situation. The 2500 stores and communicates patient ECG, event, heart rate, and other significant data through a seamless data transfer with the hospital-wide network systems, assuring convenient access and insuring against loss of important data. The 2500 will be available for sale in

Europe upon completion of CE marking. It will not be available in the United States until 510K approval is obtained.

     RESPONDER 1250 is a semi-automatic defibrillator used by paramedics in pre-hospital settings. It uses a computer algorithm which analyzes the ECG to determine whether a life-threatening rhythm is present and advises the user if defibrillation is necessary.

     RESPONDER 1500 is a manual defibrillator used by paramedics in pre-hospital settings who do not require the assistance of a semi-automatic device. An important innovation of the Responder 1500 is its ability to record and analyze a 12-lead ECG in the field and transmit the data into the hospital emergency department where it can assist the cardiologist in the early treatment for acute myocardial infarction. The Responder 1500 was introduced in 1991.

     CARDIOSERV. Introduced in July, 1996, the CardioServ defibrillator features a lightweight, portable design suitable for pre-hospital and hospital use. It combines defibrillator, monitoring, code summary, AC/DC and battery power in a device that weights less than 18 pounds. In hospital applications, its light weight makes it ideal for transport monitoring and with the flip display the unit can be placed in various positions without impeding the view of the screen. The multiple defibrillation capabilities allow the unit to be used in exercise testing as a standard crash cart unit, in the operating room and it is ideal for the emergency department.

     In the pre-hospital setting, it has the first system of its kind "ambulance mount" which allows the user to operate the device via vehicle power and charge the battery. Its rugged, watertight design and handsfree defibrillation makes it ideal for the paramedic on the street.

     CARDIOSERV 360+. Weighing under 10 pounds, it is a small portable defibrillator designed for use in exercise testing or other similar environments where basic defibrillation is required. Also introduced in 1996, it provides the functionality of the more advanced CardioServ, without a display. Its simple operation makes it ideal for use in a private medical practice setting.

     EMS WORKSTATION was developed as a computer based ECG Management System for managing, analyzing and archiving patient recorded data via its pre-hospital defibrillators. This is an important component of the patient record and, accordingly, is tied into the MUSE System for future retrievals important for the patient's continued care.

PATIENT MONITORING DIVISION PRODUCTS

     The Patient Monitoring Division's headquarters are located in Milwaukee, Wisconsin.

     Patient monitors continuously acquire, analyze, store, display on video screens, and print patient physiological information such as ECGs, pulse rate, blood pressure, temperature, gas measurements such as end-tidal CO\\2\\, respiration rate and oxygen saturation in the blood. This information provides attending medical personnel a means for continuous evaluation of the patient's condition and determination of the medication or other treatment to be used to promote the patient's recovery. Marquette's monitors are equipped with audio and visual alarm systems that can be triggered by certain ranges of monitored data in order to alert attending medical personnel.

     Each of the Division's patient monitors is designed for adult applications to meet the needs of specific areas of general clinical use, including areas requiring a high level of sophistication such as intensive care units ("ICUs"), coronary care units ("CCUs"), and operating rooms ("ORs"), as well as ambulatory or step-down units, emergency rooms and admission and evaluation areas. Certain monitors have been specifically designed for use in other specialized areas such as surgical ICUs and neurosurgical ICUs. Because of Marquette's experience in the field of electrocardiology, the Division has been able to develop specialized monitoring systems for use where extremely complex and difficult heart surgery is performed.

     The E For M/Hellige acquisition added the important new technologies of EEG and transcutaneous oximetry to the Division's product line offerings as well as a new lower cost configured monitor, the Eagle(R) 1000.

     The Company estimates that the annual sales of patient monitoring equipment (including telemetry equipment) are approxi-mately $1.3 billion worldwide, 60% of which is believed to occur in the United States. The Division believes its current product line enables the Division to compete in approximately 70% of that market.

     PATIENT MONITORING PRODUCTS include:

          (a) BEDSIDE MONITORS are used to continuously acquire critical physiologic information from patients in most critical care areas and operating rooms. This information is acquired through patient cables from electrodes, catheters and other invasive and non-invasive sensors attached to the patient. The information is processed and stored by a family of Marquette Tram (Transport Remote Acquisition Module) and single parameter modules. The Tram Module itself is a patient monitor that can be connected to the patient upon admission and accompany the patient throughout the hospital displaying information on either the portable Tram Transport Display or the Solar(R) 7000 and 8000 monitors. Upon arrival at the patient's bedside, the Tram Module is inserted into the bedside monitoring system. Previously, the need to disconnect the patient from the monitor in one area of the hospital and then reconnect the patient into another monitor in another area resulted in potentially dangerous loss of monitoring information during transport and vital time as patient cables and monitors were reconnected. Marquette's patented concept for the continuous patient monitoring is intended to make patient transportation safer while saving valuable staff time.

          The Tram Module expanded the use of the Division's monitoring products into several new areas of the hospital, including trauma centers, evaluation and the emergency room. In addition, the incorporation of the Marquette 12SL/tm/ (resting 12 lead ECG program) into the Tram Module has introduced to the market an entirely new concept, integrating what was formerly the function of an electrocardiograph with that of a bedside monitor. This, coupled with the Division's powerful Unity Network(R), provides for a hospital-wide solution for the management of ECG's. This concept has been successfully implemented in emergency room chest pain centers, resulting in early differential diagnosis and appropriate management and intervention in the chest pain patient population.

          The newest addition to the Tram Module family is the arterial blood gas module, introduced in May, 1996. This module permits near real time analysis of arterial blood gas values, facilitating rapid diagnosis and early intervention in the critically ill adult and neonate patient population.

          The Solar 7000 bedside display couples with the Tram-rac and Tram Module to provide a complete bedside monitoring system. The Solar 7000 consists of a high resolution video display along with the necessary communications technology to make it part of the Marquette Unity Network. The Tram-rac is a housing, capable of holding up to four modules, including the Tram Multi-parameter Module. The Solar 7000 display can be operated using the Trim-Knob control located on the face of the unit or a convenient hand held control. The Solar 7000, with its built-in Tram-net Communication System, offers support for peripheral devices such as ventilators and gas analysis devices manufactured by other companies. This interfacing of equipment at the patient's bedside provides for a complete vital sign patient record.

          The Solar 8000 bedside was introduced in October, 1995. This new product innovation allows separation of the main processing unit from the display, enabling the customer to change an off-the-shelf medical grade display in a size appropriate to the requirements of patient acuity and space constraints of the cure area.

          The Marquette Unity Network capabilities allow the bedside to be connected to a central station, as well as numerous other bedsides on the network for intercommunication and viewing of other patients. The Unity Network can also be viewed remotely, facilitating telemedicine applications.

          In April, 1995, Marquette introduced the EAGLE(R) 4000 monitor, a next-generation, lower cost addition to its bedside monitor product line. The EAGLE monitor utilizes an electroluminescent flat screen display available in both monochrome and color and acquires up to eight different parameters. This highly-featured, compact, configured monitor has been globally successful in lower acuity intensive care and operating rooms facilitating Marquette's competitiveness in a larger segment of the patient monitoring market.

          The Eagle 3000 Monitor, a lower-featured, less expensive configured monitor with full Unity Network compatibility was also introduced in 1995.

          The SMU Monitoring System developed by Hellige also competes in the modular monitoring market segment and is targeted specifically at settings which require integrated EEG or transcutaneous oxygen/CO2 monitoring capabilities.

          The Division introduced its Eagle 1000 Monitor in Europe in June, 1996. This is a very low cost mobile, compact monitor with a 2+ hour battery life, allowing Marquette to effectively compete, for the first time, in the portable monitoring market segment. The Eagle 1000 utilizes a monochrome liquid crystalline display and is designed to accommodate multiple options whenever ECG, SPO/2/, non-invasive blood pressure, invasive pressure or a two-channel recorder are required.

          The Hellige-developed Vicom-SMU universal monitors, featuring high-resolution graphics, transparent information presentation, an extensive range of vital signs modules, optional application software and easy operation and the VICOM-SMT 810 and 820 central station are sold outside of the U.S.

          (b) TELEMETRY MONITORS are designed for patients who are not confined to their beds. Usually, this includes post-operative patients and others for whom the recovery process is well underway. Marquette's CD Telemetry(R)-LAN System consists of a small, battery-powered radio frequency transmitter and a central receiving station with antenna system. The Marquette system has been complimented by the addition of a new Apex transmitter which is significantly smaller and lighter and incorporates the unique Multi-Link cable design, which utilizes the patient's existing ECG lead wires. The patient's ECG signal is continuously transmitted to the central receiving station for rhythm analysis, arrhythmia analysis and trending. Telemetry provides a lower cost method of monitoring recovering patients than bedside monitors and represents an increasing share of the market for monitoring equipment.

          (c) ANESTHETIC AND RESPIRATORY GAS MONITORS are used in tandem with Marquette's other vital signs monitors and diagnostic products for cardiopulmonary monitoring in anesthesia, post-operative recovery, critical care and pulmonary function laboratories. Anesthesiology is the branch of medicine that deals with the administration of oxygen and anesthetic gases in order to induce unconsciousness, control metabolic processes, relieve pain and reduce anxiety during surgery. Gas monitoring products are used to verify the accuracy of anesthetic gas vaporizers and delivery systems before, during and after surgery and measure pulmonary functions such as oxygenation, ventilation and circulation. Gas monitors also detect potentially life-threatening conditions such as hyperventilation (excessive pulmonary gas exchange), hypoventilation (inadequate pulmonary gas exchange), pulmonary air embolus (air bubbles in the pulmonary blood stream), and equipment malfunction during surgery.

     The Patient Monitoring Division employs two basic analysis methodologies for multiple gas detection and analysis: mass spectrometry and infra-red spectroscopy. With mass spectrometry, anesthetic and respiratory gases are passed through an electromagnetic field in order to detect, identify and measure gas concentrations by molecular weight. Mass spectrometry provides the most comprehensive analysis of all the gases administered/monitored during surgery. Infra-red spectroscopy is a technique whereby anesthetic and respiratory gases are passed through an infra-red detector and the gas molecules are identified and measured. This technique, in some respects, duplicates the capabilities of the mass spectrometer, but is limited with regard to the quantity and types of gases which can be automatically identified and measured. Infra-red has proven to be a very cost effective and practical technique for measuring carbon dioxide in the artificially ventilated post-operative and critical care patient. This information allows the caregiver to promptly assess if the patient is properly ventilated or breathing.

     The market for respiratory and anesthetic gas analysis monitors is estimated to be $60 to $75 million worldwide. The relatively stable market is currently being positively influenced by emerging standards such as that of the American Society of Anesthesiologists encouraging the routine monitoring of respiratory and anesthetic agent concentrations during anesthesia and guidelines by the Society of Critical Care Medicine recommending end-tidal CO/2/ monitoring on all artificially ventilated patients, the introduction of new inhalation anesthetic agents such as desflurane and sevoflurane, and the replacement of older, non-integrated previous generations of gas monitoring technologies.

     The Division's gas monitoring product portfolio includes the RAMS(R) mass spectrometer, recently developed and introduced by the Company, which offers a dramatic reduction in size (10.5" x 10.5" x 17.75" and 65 lbs) and the heightened analytical capacity of monitoring up to ten gases or compounds, ranging from 0 to 250 amu. Unlike previous generations of mass spectrometers, RAMS is easily software configured to change or add any new gas of interest. This provides a high level of diagnostic and monitoring capabilities for today's healthcare and research markets. RAMS is available fully integrated into the Company's vital signs products.

     The Division provides a range of fully integrated infra-red modules for CO/2/ monitoring in adult, pediatric and neonate patients.

     A new multi-gas, infra-red based module was recently introduced for routine anesthesia monitoring. The SAM(TM) (Smart Anesthetic Multi-gas Module) has the capability of monitoring 0/2/, C0/2/ and anesthetic agent concentrations. A unique and proprietary approach provides instant warm-up and virtually instantaneous identification of any of the five commonly used anesthetic agents. This miniaturized module is integrated into the Company's vital signs monitoring system.

     In July, 1993, Marquette was awarded a contract by NASA to develop a mass spectrometer-based metabolic exercise stress system for the MIR Space mission. This new system, called GASMAP, will utilize the version of the RAMS mentioned above. This product concluded with the launching of the MIR in May, 1996. In June, 1996, Marquette was awarded an extension of the NASA GASMAP Contract for further RAMS development.


E FOR M CATH LAB DIVISION PRODUCTS

     The E For M Cath Lab Division, which designs and develops Cath Lab and EP Lab equipment, now manufactures and sells both the Marquette and E For M Cath Lab and EP Lab products. Its headquarters are located in Jupiter, Florida.

     Cardiac catheterization refers to a cardiovascular procedure in which a long, thin tube referred to as a "catheter" is inserted into a patient's blood vessel and then manipulated by a cardiologist along that blood vessel to the heart. In hemodynamic or vascular studies, the catheter, with attached physiological sensors, is used to measure temperature and blood pressure in various parts of the heart and the surrounding circulatory system. The sensor, in conjunction with a saline injection, can be used to determine the volume of blood being pumped by the heart. Cardiac catheters are used in conjunction with coronary balloon angioplasty and angiography procedures. In coronary artery balloon angioplasty, a balloon is inserted into an artery by means of a wire and then inflated to widen blocked arteries. In angiography, the catheter is used to inject a radio-opaque dye into the bloodstream to illuminate with x-rays a blockage of the coronary arteries, or the structures of the heart tissue. During the catheterization procedure, the patient's ECG, pulse and blood pressure are usually continuously monitored.

     Electrophysiology studies are performed in the EP Lab to evaluate the process of the conduction of electricity through the heart as the heart contracts and to diagnose the mechanisms of abnormal heart rhythm. In this case, the catheter tip contains a number of electrodes which are connected to wires which pass out of the body through the tube and are connected to external amplifiers and a chart recorder. The cardiologist manipulates the catheter so that the electrodes at the tip are in close proximity to the electrical conduction system within the heart. A stimulator may be used to deliver small electric currents directly to the heart to better investigate the mechanism of conduction. Recently, electrode catheters have been used to deliver larger amounts of RF energy to destroy small areas of the heart muscle which are causing abnormal rhythms.

     In November, 1989, Marquette introduced a physiological system for cardiac catheterization laboratories, the MAC LAB(R). When introduced, the MAC LAB was configured only for hemodynamic studies as a monitoring and measuring system that receives and stores the data from multi-lead ECGs and from catheter sensors, including blood pressure, blood flow and temperature. The system computes additional parameters from this data which are used by the physician to assist in the determination of the patient's cardiac status, particularly the condition of the heart valves and the heart muscle. The MAC LAB receives the data, amplifies it, subjects it to computer analysis and displays it on monitoring screens as well as generating a hard copy on a self-contained proprietary chart writer. These monitoring screens have a very high resolution for ease of interpretation and utilization by medical personnel. The MAC LAB includes analytic monitoring screens, software and related data output and storage devices. The Company does not sell x-ray equipment or catheters, which are used in connection with the procedure.

     In late 1993, an electrophysiology option was developed for MAC LAB. With the addition of an amplifier module and appropriate software, the same MAC LAB used for hemodynamic studies can also be used for many electrophysiology studies. The system records the electrical waveforms from up to eight catheter electrodes, displays the information on the monitoring screens, and generates a hard copy record. Electronic calipers permit measurement and tabulation of the relative timing of the cardiac electrical signals. The Company does not sell electrophysiology catheters or any device which delivers energy to the heart through a catheter.

     The MAC LAB is completely compatible with the Marquette TRAM patient monitor, which can be easily inserted into the MAC LAB to maintain continuous patient monitoring. Marquette believes this compatibility, plus MAC LAB's ability to integrate real time and computer generated data, and its relatively simple calibration feature, give it a strong competitive position, particularly in view of its price relative to competitive products.

     Marquette's acquisition of E For M in 1996 permitted the Company to add to its Cath Lab and EP Lab products, the well-recognized Midas Series of Cath Lab and EP Lab products developed by Hellige. Of those products, the Midas System 8000 is the only system that combines complete electrophysiology and hemodynamics into one workstation, maximizing the users investments in time and money. The system is specially configured to assist cardiologists and electrophysiologists with fast, accurate collection and analysis of physiological data. The Midas System 8000 is fast and easy to learn using the TouchScreen controls for managing up to 24 channels of patient data.

     The MUSE/Cardio Window workstation, a component of the Marquette MUSE Unity Network, has been designed to meet the unique clinical and management demands of the cardiac catheterization laboratory. The system can be upgraded and networked to any of Marquette's family of cardiology management systems to support the customers' database needs today and into the future. The MUSE/Cardio Window workstation provides centralized storage, comprehensive statistical reports, scheduled database query, individualized patient report generation, simple windows graphical user interface, multilevel user security and custom system interfaces.

     The MAC-Lab, Midas System and MUSE/Cardio Window workstation are all part of the Marquette Unity Network(R).

COROMETRICS MEDICAL SYSTEMS PRODUCTS

     The Corometrics Medical Systems Division, headquartered in Wallingford, Connecticut, develops, manufactures and sells a broad line of perinatal products used in hospitals, physicians' offices and other clinical settings for care of mother and child. The range of products are for monitoring of the mother, fetus and newborn, covering the continuing of early pregnancy through labor and delivery, to recovery and post-partum, and infancy. These products are normally sold under the "Corometrics" mark.

     The Division's fetal monitoring equipment provides continuous electronic monitoring of the fetal heart rate and uterine contractions and may be utilized both prior to and during labor, thus providing a means of ongoing observation of the fetal response to changes in the intrauterine environment in relation to the effects of uterine contractions and other antepartum and intrapartum events.

     The instrumentation for continuous monitoring of fetal heart rate and uterine contractions may be placed externally or internally. With the external or indirect method, an ultrasound transducer is positioned on the mother's abdomen directly over the fetal heart for recording of the fetal heart rate and a tocotransducer is placed at the fundus for measuring changes in abdominal wall pressure. A spiral electrode can be attached to the presenting part of the fetus to provide more precise date for the fetal heart rate, and an intrauterine catheter can be inserted to measure actual intrauterine pressure. Both methods permit the fetal monitor to process the incoming signals and produce a continuous recording of the fetal heart rate and uterine activity. After the maternal membranes are ruptured, internal or direct monitoring may be used. While the internal method, which can be used only after maternal membranes are ruptured, provides more precise data, both methods permit the fetal monitor to process the incoming signals and produce a continuous recording of the fetal heart rate and uterine activity.

     The Company believes that its Model 118 Maternal/Fetal Monitor, which created a unique combination of fetal monitoring with maternal vital signs, has become the defacto standard for in-hospital obstetrical monitoring. A major software upgrade to the Model 118 in early 1996 significantly enhanced the product's capabilities, especially in recovery and post-partum care. The Company also introduced new products and product enhancements for pre-natal and ante-partum use. The Model 155 External Fetal Monitor is a compact, economical unit especially for use in non-stress tests during ante-partum surveillance. Electronic fetal movement detection was introduced as an option in both the Model 155 and the advanced Model 150 External Twin Monitor.

     The Division has a full line of neonatal monitors that provide continuous monitoring of neonates and allow for admissions to record, analyze and react to a neonate's changing condition. In addition to the Corometrics' 556 Monitor, the Division sells the

Marquette Solar and Eagle monitor lines under the Corometrics' name for the neonatal ICU. The highly advanced modular Solar 7000N and 8000N Neonatal Critical Care Monitors are capable of displaying multiple measurements such as ECG, respiration, invasive pressures, temperatures, pulse oximetry and non-invasive blood pressure. Through an arrangement with Optical Sensors Incorporated, the Division also sells an on-line ABG module for the Solar monitor line which measures pO2, pCO2 and pH and displays the values at the bedside, thereby reducing the wait time for this vital physiological data.

     The Division also sells a line of monitors designed primarily for the monitoring of infants at risk for apnea in the home. Its Model 500 EXL is designed to monitor the infant's heart rate and respiration rate and will alarm when these rates violate predetermined alarm levels in the monitor, as ordered by the physician. The new models 510 and 511 Monitors were recently cleared by the FDA and are the only monitors now available which meet the FDA's proposed Guidelines For Infant Apnea Monitors. These monitors convert to use in the home and the Model 511 can also be used in the hospital. The Division also sells an apnea monitor (Model 502) designed for hospital use. The Division's new Model 511 monitor was recently cleared by the FDA and incorporates all of the features of the Model 502, plus the ability to monitor pulse oximetry.

     The Models 500 EXL, 510 and 511 are compatible for the Event Link R. Data Retrieval and Display Software Program. The Event Link System provides graphical and tabular documentation of alarms and events. This information is used to evaluate the patient prior to discharge from the hospital and can provide continuity for home monitoring programs.


E FOR M IMAGING SYSTEMS DIVISION PRODUCTS

     The E for M Imaging Systems Division's headquarter offices are located in Torrance, California.

     Applied medicine relies heavily on the ability to view the performance and function of different parts of the human anatomy to assist in the detection, diagnosis, treatment and prevention of diseases and injuries. Before every cardiac bypass procedure and during most angioplasty procedures, a high resolution x-ray motion picture of the patient's coronary vasculature is recorded, typically on specialized cardiac catheterization film known as cine film. Technologies such as x-ray and ultrasound now provide medical personnel with a detailed view of human organs and the systems that support them. The increased use of these imaging technologies creates a need for image management systems that allow the capture, storage and utilization of these images.

Film distribution
- -----------------

     The Company, through its E For M Imaging Systems Division, is a leading supplier of specialized 35mm cineangiography films and related imaging services and products to Cath Labs. The Company does not manufacture any of the film products that it sells, but purchases them from independent third parties, and then markets them. These products are key components in the process of detecting, diagnosing and treating cardiovascular disease in Cath Labs.

     With four types of cine film and a range of processing equipment support, the Company has the flexibility to meet the varied needs of most invasive cardiologists. Largely because of its broad product line and technical support offered to customers, the Division's film products have in the past enjoyed attractive annual growth rates. However, hospitals appear to be slowly utilizing digital imaging systems for diagnostic purposes which has softened the demand for cine film and related products.

     The Division's cine films are high grade films designed exclusively for recording images during coronary angiography procedures. The Division's cine film has a fine grain structure that provides superior detail and smooth, high resolution images. The Division offers five types of cine film: Cine 35, VariCath I, VariCath II, VariCath III and VariCath Blue. Cine 35, the Division's newest cine film product, and VarCath I, VariCath II and VariCath III are clear-base films. Clear-base cine film produces a crisp, sharp image. Blue-base cine film produces a soft, balanced image. VariCath Blue is a blue-base film made to the same standards as the other films. All films are packaged in a variety of industry standard lengths and are also available in custom lengths.

     The Division currently purchases Cine 35 from Sterling Diagnostics, Inc. under an exclusive arrangement, VariCath Blue from Ilford Photo Corporation ("Ilford") and all of its VariCath I, VariCath II and VariCath III film from Agfa, which also distributes a blue-base film in the United States. The Company and Agfa are parties to a purchase agreement of indefinite duration, subject to periodic adjustments with respect to price and certain termination provisions.

     The Company also has a marketing agreement with Ilford to market VariCath Blue in the United States. The Division believes that marketing VariCath Blue will provide an opportunity to sell cine film to those hospitals that prefer blue-base film.

     The Division also offers a number of different processing chemistries for its films. Each combination of film and chemistry produces images that vary slightly in contrast and resolution. The Division's technical sales representatives advise Cath Lab technologists in creating image variations by adjusting the aperture of the cine camera and altering the film immersion time, processing temperature and the rate of replenishment of the chemistries. By offering a range of films, processing chemistries and technical support, the Division can satisfy the image preferences of most cardiologists.

Digital Imaging Systems
- -----------------------

     Digital imaging products capture analog images from x-ray, ultrasound and other common medical imaging sources and convert them to digital images. These products then manage these digitized images so that they can be enhanced, quantified, reviewed in real-time, archived, transmitted over networks and/or further converted into high-quality film images.

     AccuVision(TM). AccuVision is a real-time, high-resolution acquisition, storage and replay device designed for the Cath Lab. Unlike its predecessors and competitors, the AccuVision unit has a RAID disk array capable of storing up to 10 gigabytes of digitized information (a capacity of approximately 40,000 standard resolution images). The unit captures and stores relatively short segments of an invasive cardiac procedure that is also being recorded on film. These digitized segments can be reviewed as loops on a high resolution monitor while the procedure is in progress. The digitized images can also be enhanced and manipulated for more detailed analysis. Cardiologists are relying increasingly on these real-time digitized images for making emergency and routine diagnostic decisions, while using cine film as the primary medium for archiving the images and for making diagnostic decisions in complicated cases. The AccuVision product was formally released at the American College of Cardiology Conference in March, 1994.

     AccuWorks(TM). The Division believes that Cath Labs of the near future will be centered around a single system that combines digital image acquisition, display, enhancement, analysis, archiving and report writing. All of these features could be networked over fiber-optic cables around a workstation. The Company has developed a workstation called "AccuVision RS" to perform these functions. The Division intends to couple its imaging technology with the physiological monitoring expertise contained in the Cath Lab Division products to provide a comprehensive workstation to the market.

     In addition to the digital imaging systems designed and manufactured by the Division and sold to Cath Labs, the Division designs and manufactures imaging systems for OEMs for incorporation into proprietary OEM imaging systems. These products consist of:

     R & F Related Products. Radiology and fluoroscopy ("R & F") generally describes an x-ray room that is dedicated to gastrointestinal and related examination procedures. As in the Cath Lab, R & F procedures are diagnostic examinations of dynamic processes. In conventional R & F, fluoroscopy is used for patient positioning, then the examination is recorded by taking a series of direct x-ray pictures at rates of 2 to 12 frames per second. In R & F, as in cardiac imaging, there is a move towards replacing these direct film images with digital images. This is called "digital photospot". Digital photospot systems acquire and enhance the video images in various ways, allowing hard copy films to be made from the processed video image. These products can be used to replace the direct film camera in OEMs' x-ray systems. The Division developed the first digital photospot device and continues to be an industry leader in developing digital photospot systems for OEMs.

     Video Enhancement Products. Many of the image acquisition and output devices currently in use for medical applications are outdated, scanning only at so-called low-line rates. Higher line scan rates produce incrementally less flicker and better images. Newer devices are virtually all high-line scan rate. As cardiologists begin to shift their reliance from film images to electronic images for diagnostic purposes, the older systems must be replaced or upgraded. The Division has developed a "Scan Converter" which can increase or decrease scan rates on these devices, thereby increasing the quality of images. For example, a image generated from a high-line device such as an AccuVision system, can be reviewed on a high resolution monitor such as the H3. The same image can then be "down-scanned" by the Scan Converter and sent to a low-line output device.

     Ultrasound Related Products. Ultrasound related products convert ultrasound images into high-resolution film images. Currently, ultrasound images are reviewed in a video format, and selected images may be printed out on thermal paper. In order to generate a film image, the image must be digitized and transferred to a laser camera, which will generate an x-ray type film image. This can be done by a laser camera attached to each ultrasound unit by a network or by some means of transporting the digitized image data from the ultrasound unit to the laser camera. RDS (removable disk system), manufactured by the Division for one OEM customer captures and digitizes the ultrasound image directly from the ultrasound scanner. The operator can then remove the digitized data stored on a removable hard disk. This hard disk can then be inserted into a reader unit, which then automatically transfers image data to a laser camera for film imaging and processing.

QMI CLINICAL INFORMATION SYSTEMS DIVISION


     The Division, located in Annapolis, Maryland, develops and markets clinical information systems for the ICU, CCU, OR, Recovery Room, Med/Surge and the labor-and delivery areas.

     The Division is the clinical information hub of the Company and provides the connectivity for Marquette's UNITY network. The QMI-QS(R) System integrates data coming from multiple patient care areas and serves as the central collecting system. The data is then charted, reviewed and presented in hospital selected formats that provide the clinician with a more comprehensive overview of their patient's status. Reports can then be generated that provide the data in both clinical and administrative form to aid in improving the quality of care in the most cost effective method.

     The QMI Division provides systems designed for the whole hospital as well as departmental systems for Labor and Delivery, NICU, General Floor, ICU/CCU, ER and Perioperative. Interfaces exist for most ADT, lab, and pharmacy systems as well as for all Marquette monitoring and diagnostic products. The configurability of the QS makes use in most hospital departments possible. The whole hospital applications have been expanded to include remote site access that enables satellite hospitals, clinics and physicians to be linked to the centrally-located system.

     Systems can be customized to meet the most basic entry level requirements to the most complex whole hospital solutions involving wide area networks.

SUPPLIES DIVISION

     Marquette, through its Supplies Division which is headquartered in Jupiter, Florida, manufactures, purchases and sells a broad spectrum of disposable supplies used primarily in conjunction with the Company's diagnostic, monitoring, perinatal and emergency care equipment. These supply items include ECG and other recording paper, monitoring and diagnostic electrodes, patient belts and straps, disposable and reusable blood pressure cuffs, disposable water traps, temperature probes, pulse oximetry probes and holter/telemetry hookup kits.

     Marquette markets and distributes its supplies in the United States through an in-house telemarketing group, a national direct sales force, two non-exclusive distributors located in Missouri and Florida and a number of dealers. The Company distributes its supplies outside of the United States through its direct sales force in Europe, its Australian subsidiary and through independent dealers.

     The Company manufactures, warehouses and ships supplies from the Company's facilities located in Jupiter, Florida and Wallingford, Connecticut. The Jupiter facility also operates a rotogravure printing press, a rotary offset printing press and a production paper coater for the production of chart paper used in the Company's electrocardiographs and other products. Other automatic machinery in this facility is used to produce disposable electrodes and lead wires.

     Heat sensitive recording paper has long suffered from the possibility that, over time, the tracings made will fade and ultimately become unreadable. The Company has obtained a source of supply for heat sensitive paper, called Archivist(R), which Marquette has guaranteed to retain long term legibility when the paper is used within certain general limitations. The Company also provides a less expensive line of papers to enable it to more effectively compete in the lower tier of the chart paper market while maintaining a margin percentage equal or higher than that enjoyed on its higher grades of paper.

     Marquette manufactures and sells a patented, disposable "tab electrode" with self-contained skin gel, marketed under the name MACTRODE, which is used to take resting ECGs. The MACTRODE(R) can be used with electrocardiographs manufactured by the Company or others, and the Company believes that since 1988, approximately 70% of the domestic electrode market has converted from the use of traditional reusable electrodes to disposable tab electrodes.

     Although third party suppliers compete with Marquette for supplies business with respect to the Company's equipment in use throughout the world, historically the sale of the Company's supplies has grown in proportion to the growth in the quantity of the Company's equipment in use throughout the world.

SERVICE DIVISION

     The Service Division is headquartered in Jupiter, Florida and is responsible for equipment installation at customers' sites and for the fulfillment of the Company's warranty and maintenance commitments. Most equipment sold by the Company is fully warranted for all parts and labor for one year. Under the terms of the Company's standard warranty, the customer is assured of on-site service to remedy any problem with respect to the equipment's operation. The Company offers a variety of post-warranty service agreements permitting customers to contract for the level of equipment maintenance and repair they require. All parts, labor, travel and mileage are covered under fixed-price, full service and emergency maintenance agreements. Alternatively, the customers can contact the Company as needed and receive service at rates competitive with those offered by third party service centers.

     In addition to warranty and post-warranty maintenance service, the Service Division installs software up-grades, performs circuit board repairs on a 24-hour return basis, and manufactures and markets replacement parts to the Company's dealers and equipment users. The Division offers repair and maintenance training classes throughout the year for biomedical engineers employed by hospitals and other companies, which are taught by a full time staff of Company-employed instructors. In addition, Marquette provides support for customers' biomedical engineering technicians and the Company's field personnel by providing telephone assistance on service problems.

       Except for offices maintained in Jupiter, Florida, Wallingford, Connecticut and Milwaukee, Wisconsin, the Company's domestic field engineers and technicians work out of their homes and are located in all major United States cities. At its Hellige operation in Germany, the Division operates a parts and support center for European service. In some foreign countries, if direct Company field engineers and technicians are not conveniently located, employees of local dealers provide warranty and field maintenance service. The Division maintains a 24-hour a day, seven day a week dispatch service integrated with a computerized field service system, permitting each dispatcher to review all pertinent customer data and history incident to a request for field service.

PRINCIPAL MARKETS/SALES

     Traditionally, the Company's principal markets have been the critical care units of larger acute care hospitals. During the past several years, however, the Company has broadened its product lines to appeal to smaller hospitals and also address intermediate care, stepdown units, out-patient surgery centers, labor and delivery rooms, physician groups, doctor offices, emergency rooms and pre-hospital emergency care.

     Although the United States is the principal geographic market for the Company's products, the Company has over the past ten years sought to develop its international market standing. International sales were 26.8%, 26.5% and 34.4%, respectively, of total Company sales during fiscal years 1994, 1995 and 1996. The Company anticipates that the addition of the Hellige product line and sales force will augment sales internationally, particularly in Europe.

     Products are sold directly by the Company in the United States, Europe and Australia. The remainder of the international market, primarily Japan, China, Southeast Asia, India, and Canada, is served by distributorship arrangements under which the local dealer buys products from the Company at a discount for resale within its own territory.

     Because most Company products are highly technical requiring extensive training in their application and operation, the Company's sales organization is organized along divisional product lines, including technical support groups consisting primarily of nurses, biomedical engineers and clinicians. The Company maintains a large investment in demonstration equipment so that sales personnel can make on-site clinical demonstrations for equipment sales. The Company offers technical seminars and training sessions on a worldwide basis, and furnishes instruction manuals, maintenance manuals, operator guides, application information and software in foreign languages, as required.

     In recent years, many hospitals have joined buying groups or have been acquired by large hospital chains permitting them to negotiate with suppliers of hospital equipment to obtain more favorable pricing on large quantity purchases. In addition, some large hospitals, chains and buying groups prefer to negotiate with single limited number of vendors who can provide a broader range of products used by the hospital or group. While the Company believes that the existence of these groups will present a marketing opportunity for the Company, there can be no assurance that the Company will be able to negotiate purchasing arrangements with all of those groups or on terms that are favorable to the Company.

     To facilitate sales, the Company has an arrangement with a third party leasing company which provides customer financing. Under this arrangement, the Company is paid in full for its products, and the leasing company assumes credit risks. The Company also directly provides lease financing and equipment rentals for smaller transactions.

     The Company has recently begun to lease its equipment to hospitals under a Managed Use Program permitting the hospitals to make lease payments to the Company based upon the intensity of use of the equipment by the hospital. Under the Managed Use Program, the Company has the right to increase or reduce the number of equipment units deployed at the hospital to correlate with the degree of use of the units at the hospital. The Company believes that the program is being well received by the market and will further facilitate distribution of the Company's products by permitting the hospital to better correlate its equipment to its needs.

Order Activity

     As of April 30, 1996, the backlog of unfilled equipment and supplies orders was $78,908,600, compared with $47,782,700 as of

April 30, 1995. E For M, having been acquired by the Company in January, 1996, $16,258,000 of the Company backlog at April 30, 1996 was attributable to E For M product lines. The Company's order activity is not seasonal in nature. The Company usually manufactures and ships equipment ordered within 30 to 60 days following receipt of an order.

COMPETITION

     The markets for the Company's products have historically been highly competitive. The consolidation of healthcare providers in the U.S. and the national effort to curtail increases in medical care costs have increased the level of competition. Although the Company competes directly with other providers of medical equipment, no one company or group of companies competes with the Company across its full line of products. The Company's competitors include Hewlett-Packard Corporation, Siemens Medical Systems, Space Labs Medical, Inc. and Datex Company. The principal competitive factors are the manufacturer's reputation for producing accurate, reliable and technically advanced products, product features, product line breadth, price, expected medical cost savings and effectiveness of sales and marketing efforts.

     The Company believes that it has a reputation for technological leadership and product reliability, which, with its working relationship with physicians at teaching and research hospitals as well as the breadth of its product line, have provided it with a strong competitive position. However, purchase decisions which have traditionally been based on clinical needs are being more significantly affected by cost considerations to which the Company is responding by introducing lower end products to augment its traditional high-end lines. Some of the Company's competitors are much larger and have greater financial resources than Marquette and, in that respect, may have a competitive advantage. In addition, the Company, like other technology companies, is subject to the risk that a competitor may introduce into the marketplace a new product or technology that would adversely impact the Company's ability to compete in its existing markets.

     The Company's competitive position is strongest with respect to its cardiology product line and fetal and neonatal monitoring products, where the Company has been selling its products for the longest period of time, has the greatest name recognition and competes primarily on the basis of product features and technological advances. The Company's competitive position is less strong with respect to its monitoring product and Cath Lab lines where there are several competitors having greater financial resources than the Company, and competition is based on price as well as product features. The Company's position is weakest with respect to the emergency care and gas analysis product lines.

RESEARCH AND DEVELOPMENT

     Because of rapid technological change in the fields in which the Company competes, the Company is constantly seeking ways to improve its product line through innovative engineering and to create diagnostic and monitoring technologies that address problems brought to its attention by contacts in the medical community, particularly those which increase efficiency and reduce the labor involved in medical care by nurses, physicians and emergency care technicians.

     The Company's product engineers work closely with the Company's sales force and customers to modify and improve current products. Such engineering interaction both within and outside the Company assists Marquette to design new products to address customer needs or problems. These product engineers also evaluate new technologies and components offered by suppliers to maintain price and technological competitiveness. Each division of the Company has its own engineering staff that specializes in that division's product and related customer applications. In addition, these engineers assist with the integration of components or technologies across several Company product lines to enhance product competitiveness. Introduction of any product now under development will require completion of development and engineering work, successful conclusion of clinical trials, compliance with regulatory procedures and the transfer of the product to production. There can be no assurance that the Company's product development work will result in viable new products.

     The Company maintains a 17,000 square foot Research and Development Center approximately one mile from its corporate offices in Milwaukee, Wisconsin. This center, which includes design and development laboratories, test and design equipment, a complete standards laboratory and a technical library, is at the disposal of Company scientists, engineers and technicians.

     The Company expended $17,413,000, $22,501,000 and $23,756,000 on research and development for the years ending April 30, 1994, 1995 and 1996, respectively.

EMPLOYEES

     At April 30, 1996, the Company had 2,269 U.S. employees and 763 employees based abroad, or a total of 3,032 employees. None of the Company's employees is covered by a collective bargaining agreement, except for 127 employees of Corometrics who are represented by the IBT under a Collective Bargaining Agreement expiring on November 30, 1997. Management considers employee relations to be excellent.

     The Company believes that high levels of employee support and participation significantly contribute to Marquette's business success. Therefore, the Company has implemented various employee benefit programs and work-related policies. Employees are permitted to personalize their work areas and determine their own flexible work schedules. The Company also provides many of its employees with day care facilities, exercise facilities, and a tuition reimbursement program, and encourages them to play a role in the Company's growth. It also encourages direct and individual ownership by employees of Company stock through its 401K-Profit Sharing Plan and grants of stock options.


OBTAINING RAW MATERIALS AND OTHER SUPPLIES

     To manage the acquisition of necessary supplies and raw materials, the Company employs a technique referred to as the "just in time" program. Under this program, the Company aims to purchase materials when and as they are needed, shorten manufacturing cycle times and emphasize quality of purchased components to minimize required inventory. This reduces inventory carrying cost and allows the Company to use its capital elsewhere while minimizing the possibility of an accumulation of obsolete inventories. Under this program the Company has significantly reduced the number of approved vendors, often purchasing exclusively from one supplier for any given part. While there is a back-up supplier identified in most cases, this commitment to a primary supplier permits preferred pricing and service. Suppliers are selected on their capability to manufacture in a high quality and reliable fashion with very short lead times. Four electronic parts distributors operate in-house stores on Company premises which maintain significant inventories to meet production schedule fluctuations.

PATENTS AND TRADEMARKS

     The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers its trademarks important in the operation of its business and, in particular, the names "Marquette", "E For M", "Hellige" and "Corometrics", the business of the Company is not dependent on any trademark or on any single patent or group of patents. The Company believes that because of the rapid pace of technological change in its industry, patent protection is of less significance than factors such as the knowledge and experience of the Company's personnel and their ability to develop, enhance and market new products.

     The Company relies substantially on its unpatented, propri-etary know-how. No assurances can be given that others will not be able to develop substantially equivalent proprietary know-how or otherwise obtain access to the Company's know-how. In addition, others could obtain patents or other proprietary rights with respect to technology which the Company may need to license in order to carry on its business. No assurances can be given that such licenses would be available on reasonable terms or at all.

     As a condition of employment, most of the Company's new employees are required to sign an agreement to maintain the confidentiality of Company secrets and to assign to the Company their interest in any inventions conceived during the course of their employment. The Company recognizes that such agreements are sometimes difficult to enforce.

GOVERNMENT REGULATION

     The medical devices manufactured and marketed by the Company, including those of Corometrics, are subject to regulation by the federal Food and Drug Administration ("FDA") and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), manufacturers of medical devices must comply with certain provisions of the FDC Act and regulations promulgated by the FDA governing the testing, manufacturing, packaging and marketing of medical devices. The FDA's powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. To facilitate compliance, the Company, from time to time, may institute voluntary compliance actions such as product recalls when it believes it advisable to do so.

     Under the FDC Act, medical devices are subject to different levels of review, the most comprehensive of which requires that a device receive pre-market approval by the FDA for commercial distribution in the United States. The Company's products have not been subject to the comprehensive pre-market approval requirements, but are generally subject to pre-market notification requirements. If a new device is substantially equivalent to a device that did not require pre-market approval, pre-market review is satisfied through a pre-market notification submission (a "510(k) Submission"), under which the applicant provides product information supporting its claim of substantial equivalence. The FDC Act requires 90 days' prior notice, but the FDA can continue to review a submission beyond the 90 day period.

     As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, such as general controls provisions which include manufacturing process requirements, and the Company's manufacturing processes and facilities are subject to biannual inspection by the FDA. The FDA has power to order a limited detention of products and other remedies where it finds the devices to be in violation of the FDC Act. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. The Company also seeks, where appropriate, to comply with safety standards of Underwriters Laboratories, the Canadian Standards Association, the European Economic Community and other countries in which it markets products.

     The Company's products are used by health care providers for diagnostic testing services and other services for which the providers may seek reimbursement under the federal Medicare and Medicaid programs or from other governmental and private payers. Such reimbursement is subject to federal regulations and policies and regulations of other payers. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests and recently has instituted changes that may further limit the amount of such reimbursement. The state-administered Medicaid programs and private payers, most notably managed care organizations, also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Federal and state regulations regarding the amount and manner of reimbursement are subject to change. The new federal administration has placed national health reform as a priority item on its legislative agenda and there are a number of bills presently being considered in both Houses of Congress. The Company is unable to predict the impact, if any, that such change or legislation might have on its business.

     In addition to laws and regulations enforced by the FDA, Marquette is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.

PRODUCT LIABILITY AND INSURANCE

     The Company is involved in various legal proceedings, including product liability suits of a nature considered normal to its business. The Company's products are relied upon by medical personnel in critical care hospitals and elsewhere in their diagnosis and treatment of patients. As a result, the Company is exposed to potential product liability claims. Patients with respect to whom the Company's equipment is being used will, on occasion, sustain injury or death as a result of their condition or medical treatment. If litigation is initiated because of that occurrence, the Company, along with physicians and nurses, hospitals and other medical suppliers may be sued, and whether or not the Company is ultimately determined to be liable, it may incur significant legal expenses. In addition, such litigation could damage the Company's reputation and therefore impair its ability to market its products, and impair its ability to obtain product liability insurance or cause the premiums for such insurance to increase. The Company carries product liability insurance coverage under several policies currently with an aggregate loss coverage of $30,000,000, which the Company believes is sufficient. However, in the future the Company may be unable to obtain adequate product liability coverage under terms that it finds acceptable, if at all.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding executive officers who are not also directors.

     NAME                         AGE           POSITION WITH THE COMPANY

Mary M. Kabacinski                 47           Vice President, Chief
                                                Financial Officer and
                                                Assistant Secretary

Gerald G. Woodard                  49           Vice President-Sales
                                                and Marketing

Karl F. Braun                      63           Vice President-EMEA

Steven G. Books                    45           Division President-Cardiology

Gerald J. Lentz                    49           Division President-Service

Mark Stega, M.D.                   42           Division President-QMI
                                                Clinical Information Systems

Frederick A. Robertson, M.D.       40           Division President-
                                                Patient Monitoring

P. Michael Breedlove               52           Division President-E for M
                                                Imaging Systems

James R. Mertens                   43           Division President-E for M
                                                Cath Lab


Louis P. Scafuri                   44           Division President-
                                                Corometrics Medical Systems

     Mary M. Kabacinski joined the Company in March 1989 and has served as the Treasurer since July 1989 and Vice President since July 1991. Prior to her employment with the Company, Mrs. Kabacinski was a tax manager since 1983 at Arthur Andersen LLP.

     Gerald G. Woodard joined QMI in 1986 and served as its Vice President until January 1, 1992, when he became Director of Operations. He continued to serve as such until October, 1995 when he became Vice President, Sales and Marketing for the Company.

     Karl F. Braun became employed by Hellige GmbH (since January, 1996 an indirect wholly-owned subsidiary of the Company) in 1955. In 1977, Mr. Braun became Vice President-Marketing and Sales of Hellige; in September, 1989, he became Vice President-Cardiology; in June, 1993, he became Director of Marketing and Development and in May, 1994 became Managing Director of Hellige GmbH and continues to serve as such. In May, 1996, he was elected as Vice President-EMEA of the Company.

     Steven G. Books joined the Company in 1982. Mr. Books served as a manager in the Manufacturing and Engineering Departments of the Company between 1982 and June 30, 1994 when he was elected as Vice President in charge of the Company's Cardiology Division, where he served until elected to his current office in May, 1996.

     Gerald J. Lentz joined the Company on September 22, 1969 and served as its National Service Manager until June, 1994, when he became a Product Manager for the Company, serving as such until May, 1996, when he was elected to his current office.

     Mark Stega, M.D. is a co-founder of QMI and served as its President for 16 years. On January 1, 1992, Dr. Stega's title was changed to Vice President and General Manager of QMI, where he has served, as such, until elected to his current office in May, 1996.

     Frederick A. Robertson, M.D. was employed by the Company in January, 1993 and has served as a Vice President of the Company since June 2, 1994, supervising the monitoring product line of the Company until elected to his present office in May, 1996. During the ten years preceding his employment by the Company, Dr. Robertson was a practicing anesthesiologist and a shareholder, Director and officer of Anesthesia Service Medical Group, based in San Diego, California.

     P. Michael Breedlove served as Vice President of Field Operations for E for M Corporation from October, 1995 until May,

1996 when he was elected to his current office. Prior to becoming employed by E For M Corporation, Mr. Breedlove worked for Cerner Company, a provider of Clinical Information Systems, as Vice President-Sales and Marketing from 1984 to 1991, Managing Director of Cerner Corporation Prop Ltd. from 1991 until 1993 and Vice President, Western Operations from 1993 until October, 1995.

     James R. Mertens worked as a Software Engineer for the Company for the two years ending November, 1983, when he became Software Manager for Mortara Instruments Company. In June, 1994, Mr. Mertens became Vice President-Software Technology of E For M Corporation, where he served as such until his election to his current office in May, 1996.

     Louis P. Scafuri joined the Company in July, 1989, serving as a Regional Manager until November, 1989 and a District Manager until July, 1991 when he was promoted to the position of Director of National Sales. He served as Director of National Sales until August of 1992 when he left the Company to become Vice President-Sales and Marketing and Acting Executive Vice President at Aspect Medical Systems, Inc., a medical device manufacturer. In September, 1995, Mr. Scafuri was hired by and elected to the presidency of Corometrics Medical Systems, Inc. (a wholly-owned subsidiary of the Company), a position that he presently occupies. In May, 1996, Mr. Scafuri was elected as Division President-Corometrics Medical Systems.

ITEM 2.  PROPERTIES

     The following table sets forth certain information as of April 30, 1996, relating to the Company's principal real estate facilities:

Location
(Owned or               Approximate
 Leased)                Square Feet             Principal Uses
- ---------               -----------             --------------

Freiburg, Germany
  (owned)                 180,000        Engineering, research and development,
                                         marketing and manufacturing of
                                         cardiology and adult monitoring
                                         products

Freiburg, Germany          35,100        Research and development,
 (leased until                           marketing and sale and
 January 31, 1997)                       purchasing for Hellige
                                         manufactured products


Jupiter,                  180,000        Manufacturing, engineering and
Florida (owned)                          marketing of supplies and car
                                         diac catheterization products
                                         and service center

Milwaukee,                295,000        Corporate offices, engineering,
Wisconsin                                research and development, and
  (owned)                                marketing and manufacturing of
                                         cardiology and adult monitoring
                                         products

Overland Park, Kansas       7,200        Cath Lab engineering and film
(leased until                            distribution
February 28, 1997)

Lenexa, Kansas             14,533        Film distribution
(leased until
January, 1997)

Paris, France               8,000        Marketing and sales,
(leased until                            general administration
February, 1999)

Torrance, California       65,500        Engineering, research and
(leased until December,                  development and marketing
2004)                                    and manufacturing of
                                         imaging systems

Wallingford, CT           180,000        Engineering, research and
(owned)                                  development and marketing and
                                         manufacturing of fetal and neonatal
                                         monitoring and diagnostic products

     The Company believes that its manufacturing facilities are sufficient for its current needs. Because approximately 75% of its manufacturing capacity is presently being utilized, the Company believes that such facilities are sufficient for the next three years based on the Company's expected rate of growth.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding other than ordinary routine litigation incident to its business.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                                    PART II


     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

          The section labeled "General Information" appearing on page   36 of
     the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

          The Registrant has two classes of stock, Class A Common Stock, $0.10 par value, and Class C Common Stock, $0.01 par value. There is no established public trading market for the Class C Common Stock, all of which is owned by the Michael J. Cudahy Revocable Trust.


     ITEM 6.  SELECTED FINANCIAL DATA

               The section labeled "Five Year Summary of Selected Financial Data" appearing on page 1 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 29 through 34 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Report of Independent Public Accountants appearing on page
     28 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 27 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

     ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) The section labeled "Nominees" appearing on page 3 of the Company's Proxy Statement dated July 22, 1996 is incorporated herein by reference.

          (b) Information concerning the Company's executive officers who are not directors is set forth in Part I of this Form 10-K.


     ITEM 11.  EXECUTIVE COMPENSATION

          The sections labeled "Executive Officer Compensation" and "Report of the Human Resources Committee" appearing on pages 11 through 15 of the Company's Proxy Statement dated July 22, 1996 is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The section labeled "Stock Ownership of Management and Others" appearing on pages 10 and 11 of the Company's Proxy Statement dated July 22, 1996 is incorporated herein by reference.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The subsection labeled "Certain Transactions" appearing on page 17 of the Company's Proxy Statement dated July 22, 1996 is incorporated herein by reference.

                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  1.  INDEX TO FINANCIAL STATEMENTS

          The following Financial Statements
          are included in the Company's
          1996 Annual Report to Shareholders                Page in  1996
          and are incorporated herein by                    Annual Report
          reference pursuant to Item 8:                    to Shareholders
                                                           ---------------
          Consolidated Balance Sheets at
          April 30, 1996 and 1995                               12-13

          Consolidated Statements of Income
          for the years ended April 30, 1996, 1995
          and 1994                                                 14

          Consolidated Statements of Shareholders'
          Equity for the years ended April 30,
          1996, 1995 and 1994                                      16

          Consolidated Statements of Cash Flows
          for the years ended April 30, 1996,
          1995 and  1994                                        14-15

          Notes to Consolidated Financial
          Statements                                            17-27

          Report of Independent Public Accountants                 28

          Selected Quarterly Data (Unaudited)                      27

          2.   INDEX TO FINANCIAL STATEMENT SCHEDULES

          The following schedule is filed as part of this Report on Form 10-K and is covered by the "Report of Independent Public Accountants on Supplementary Schedule" included herein.

           Schedule
            Number          Description
           --------         -----------

              II        Valuation and Qualifying Accounts


          All other financial statement schedules not listed have been omitted since the required information is included in the consolidated statements or the notes thereto, or is not applicable or required under the rules of Regulation S-X.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTARY SCHEDULE



          We have audited in accordance with generally accepted auditing standards, the financial statements included in Marquette Electronics, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 13, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The following schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP



                                    /s/ Arthur Andersen LLP

     Milwaukee, Wisconsin
     June 13, 1996

                  MARQUETTE ELECTRONICS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

              Balance    Additions  Additions     Write-Offs   Balance
              Beginning  Charged    Due to        Net of       End
              of Year    to Income  Acquisitions  Recoveries   of Year
              --------------------------------------------------------
Year ended
April 30,
1994          $   413     $  120    $     -        $    75     $   458

Year ended
April 30,
1995          $   458     $  196    $     347      $   (65)    $ 1,066

Year ended
April 30,
1996          $ 1,066     $  817    $   5,427      $   880     $ 6,430


     3.   Exhibits
                                                                      Sequential
     Exhibit                                                             Page
     No.                                                                Number*


     2.1 Stock Purchase Agreement by and between the Company, AHP Subsidiary Holding Corporation and American Home Products Corporation dated April 7, 1994 (filed as
              Exhibit 2 to Form 8-K dated May 31, 1994 and incorporated herein by reference). All schedules to the Agreement have been omitted, the Company hereby agreeing to furnish supplementary a copy of any omitted schedule to the Commission upon request.

     2.2 Closing Date Agreement between Marquette Electronics, Inc., AHP Subsidiary Holding Corporation and American Home Products Corporation dated May 23, 1994 (filed as Exhibit 2 to Form 8-K dated May 31, 1994 and incorporated herein by reference)

     2.3 Offer to Purchase for Cash dated November 10, 1995 made Marquette Subcorp (filed as Exhibit (a)(1) to
              Schedule 14D-1 on November 13, 1995 and incorporated herein by reference)

     2.4 Agreement and Plan of Merger dated as of November 5, 1995 between Registrant, Marquette Subcorp and E For M Corporation (filed as Exhibit (a)(10) to Schedule 14D-1 filed on November 13, 1995 and incorporated herein by reference)

     3.1      Form of Restated Articles of Incorporation (filed as
              Exhibit 1.1to Form S-1 Registration Statement No. 33-35642, filed June 29, 1990 and incorporated herein by reference)

     3.2 (a) Amended and Restated By-Laws of the Registrant adopted as of January 8, 1996

              (b) Amendment No. 1 to Amended and Restated By-Laws of the Registrant adopted May 21, 1996

     10.1 Post-Death Option Agreement, by and between Marquette Electronics, Inc. and Michael J. Cudahy, dated April 6, 1992 (filed as Exhibit 10.67 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

                                                                      Sequential
     Exhibit                                                             Page
     No.                                                                Number*


     10.2 Post-Death Option Agreement, by and between Marquette Electronics, Inc. and Warren B. Cozzens, dated April 6, 1992 (filed as Exhibit 10.68 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.3 Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. (filed as Exhibit
               10.70 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.4 Amendment No. 1 to Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. adopted September 10, 1993 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.5 Amendment No. 2 to Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. adopted June 2, 1994 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.6 Amendment No. 3 to Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc.
               adopted May 21, 1996

     10.7      Letter Agreement between the Company and Warren B.
               Cozzens dated July 11, 1994 (filed as Exhibit 10.21 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.8      Marquette Electronics, Inc. Profit Sharing and 401
               (K) Plan and Trust (as restated and amend-


     -------------
     * This information appears only in the manually signed, original, sequentially numbered copy of this report.

                                                                      Sequential
     Exhibit                                                             Page
     No.                                                                Number*


               ed) dated April 10, 1994 (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.9 Amendment No. 1 to Marquette Electronics, Inc. Profit-Sharing and 401(k) Plan and Trust (as restated and amended) adopted on August 1, 1994.

     10.10 Amendment No. 2 to Marquette Electronics, Inc. Profit-Sharing and 401(k) Plan and Trust (as amended and restated) adopted on February 9, 1996.

     10.11 Marquette Electronics, Inc. Directors (non-employee) Stock Option Plan adopted August 19, 1993 (filed as
               Exhibit 10.23 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.12 Loan Agreement dated May 31, 1994 between Marquette Electronics, Inc., M&I Marshall & Ilsley Bank and
               NBD Bank, N.A. (filed as Exhibit 10.19 to Form 10-K for the fiscal year ended April 30, 1995 and incorporated herein by reference)

     10.13     Marquette Electronics, Inc. Management Deferred
               Compensation Plan, as adopted on February 9, 1996

     10.14 Employment Agreement dated September 20, 1995 between E For M Corporation, a wholly-owned subsidiary of the Registrant, and P. Michael Breedlove

     10.15     Employment Agreement dated May 14, 1996 between
               Registrant and Peter P. Tong



     -------------
     * This information appears only in the manually signed, original, sequentially numbered copy of this report.

                                                                      Sequential
     Exhibit                                                             Page
     No.                                                                Number*


     10.16 Stock Purchase Agreement, dated July 1, 1996, between the Registrant, E For M Corporation and Polar Vision, Inc.

     10.17 Loan Agreement between Registrant and M & I Marshall and Ilsley Bank, Wachovia Bank of Georgia N.A. and
               NBD Bank, N.A. dated December 12, 1995

     10.18 Commercial Lease Agreement dated July 28, 1994 between Kansas Industrial No. 1 and Vari-X, Inc. (an indirect wholly-owned subsidiary of Registrant) (filed by E For M Corporation, a wholly-owned subsidiary of Registrant, as an exhibit to its Form 10-Q for the quarterly period ending June 30, 1994 and incorporated herein by reference)

     10.19     Commercial and Industrial Lease Agreement dated
               March 29, 1995 between Bond Street Building Co. and E For M Corporation (a wholly-owned subsidiary of
               Registrant)

     10.20 Standard Industrial/Commercial Single Tenant-Tenant Lease-Net dated May 24, 1994 between Albor Properties One LP and Enhanced Imaging Technologies, Inc. (now known as E For M Corporation)

     13        1996 Annual Report to Shareholders

     21.1      List of subsidiaries

     23.1      Consent of Arthur Andersen LLP

     27.1      Financial Data Schedule



     ------------
     * This information appears only in the manually signed, original, sequentially numbered copy of this report.

     (b)  REPORTS ON FORM 8-K

          The Registrant filed Form 8-K/A on February 22, 1996, for purposes of amending Form 8-K filed by the Registrant on December 23, 1995. Form 8-K/A contained financial statements and exhibits reported under Item 7, consisting of audited financial statements of E For M Corporation for the years ending December 31, 1992, 1993 and 1994, unaudited interim financial statements of E For M Corporation as of and for the nine months ended September 30, 1994 and 1995 and pro forma financial information consisting of unaudited pro forma combined balance sheets of the Registrant and E For M Corporation as of October 31, 1995, pro forma combined condensed statements of income (unaudited) of Registrant and E For M Corporation for the years ended April 30, 1995 and March 31, 1995 and pro forma combined condensed statements of income (unaudited) of the Registrant and E For M Corporation for the six months ended October 31, 1995 and September 30, 1995.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 1996


                              MARQUETTE ELECTRONICS, INC.



                              By: /s/ Timothy C. Mickelson
                                 ---------------------------------
                                  Timothy C. Mickelson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                   DATE
- ---------                             -----                   ----

Principal Executive Officer:

/s/ Michael J. Cudahy           Chief Executive
- ------------------------------  Officer, Director        July 24, 1996
Michael J. Cudahy

Principal Financial Officer:

/s/ Mary M. Kabacinski          Vice President, Chief
- ------------------------------  Financial Officer,
Mary M. Kabacinski              Assistant Secretary      July 24, 1996

A Majority of Directors:

/s/ Timothy C. Mickelson        President,
- ------------------------------  Director                 July 24, 1996
Timothy C. Mickelson

/s/ Michael J. Cudahy           Chief Executive
- ------------------------------  Officer, Director        July 24, 1996
Michael J. Cudahy

/s/ Frederick G. Luber          Director                 July 24, 1996
- ------------------------------
Frederick G. Luber

/s/ Melvin S. Newman            Director                 July 24, 1996
- ------------------------------
Melvin S. Newman