Form 10-Q
period 1996-07-31
MARQUETTE ELECTRONICS INC
filed 1996-09-12
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1996
                                    --------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to _____________________

Commission File Number      0-18724
                       -------------------------------------------------


                        MARQUETTE MEDICAL SYSTEMS, INC.
- ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Wisconsin                              39-1046671
- ------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)          Identification Number)


     8200 W. Tower Avenue, Milwaukee, Wisconsin        53223
- ------------------------------------------------------------------------
  (Address of Principal Executive Offices)          (Zip Code)


                                (414) 355-5000
- ------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                      N/A
- ------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since
 Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding
                                                        at  August 31, 1996
                                                   -----------------------------

Class A, $.10 par value                                 16,092,328 Shares
                                                   -----------------------------

Class C, $.01 par value                                 26,250,000 Shares
                                                   -----------------------------

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                ------------------------------------------------


                                     INDEX
                                     -----



                                                           Page Number
                                                           -----------

PART I - FINANCIAL INFORMATION:
- ------------------------------


Item 1)   Financial Statements -

          Consolidated Condensed Statements of Income           3
            For the Three Months Ended July 31, 1996
            and 1995 (Unaudited)

          Consolidated Condensed Balance Sheets As of           4
            July 31, 1996 (Unaudited) and April 30, 1996

          Consolidated Condensed Statements of Cash Flows       5
            For the Three Months Ended July 31, 1996
            and 1995 (Unaudited)

          Notes to Consolidated Condensed Financial             6
            Statements (Unaudited)


Item 2)   Management's Discussion and Analysis of Financial     7-9
            Condition and Results of Operations



PART II - OTHER INFORMATION:
- ---------------------------


Item 4)   Submission Of Matters To A Vote of Security Holders   10


Item 6)   Exhibits and Reports on Form 8-K                      10



SIGNATURE                                                       11
- ---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1 - Financial Statements
- ------   --------------------



                 MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (UNAUDITED)



                                         Three Months Ended
                                              July  31,
                                         ------------------
                                           1996       1995
                                         --------   -------

Net Sales                                $124,794   $81,127
Cost of Sales                              64,409    42,486
                                         --------   -------
  Gross profit                             60,385    38,641
                                         --------   -------
Engineering Expenses                       11,794     8,229
Selling Expenses                           31,373    21,486
General and Administrative
  Expenses                                 10,578     6,940
                                         --------   -------
  Total operating expenses                 53,745    36,655
                                         --------   -------
  Income from operations                    6,640     1,986
Interest Expense                            2,020       620
Other Income, Net                            (601)     (243)
                                         --------   -------
  Income before provision for income
    taxes                                   5,221     1,609
Provision for Income Taxes                  1,951       630
                                         --------   -------

Net Income                               $  3,270   $   979
                                         ========   =======

Net Income per Class A
  Common Share                           $    .20   $   .06
                                         ========   =======

Shares used in per
  share calculation                        16,327    16,220
                                         ========   =======



          The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Amounts in Thousands, Except Per Share Data)


ASSETS                                            As of            As of
- ------                                          July 31,         April 30,
                                                  1996             1996
                                                --------         ---------

CURRENT ASSETS:                                 (Unaudited)
      Cash and cash equivalents                 $  3,204          $  2,890
      Accounts receivable, less allowances
        of $6,627 and $6,430, respectively       139,727           138,455
      Inventories                                112,412           106,168
      Prepaid expenses and other                   6,122             5,543
      Deferred income tax benefits                 6,751             7,904
                                                 -------          --------
            Total current assets                 268,216           260,960

PROPERTY AND EQUIPMENT, NET                      101,255            96,776
OTHER ASSETS                                      73,078            73,982
                                                --------          --------
                                                $442,549          $431,718
                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
      Amounts due to bank                       $  5,431          $  7,101
      Notes payable to bank                       43,076            28,822
      Current maturities of long-term debt         2,250             3,122
      Accounts payable                            32,585            31,764
      Accrued liabilities                         49,308            56,954
                                                --------          --------
            Total current liabilities            132,650           127,763
                                                --------          --------

LONG-TERM DEBT, less current maturities           79,219            81,254
DEFERRED INCOME TAXES                             20,854            21,404
PENSION AND OTHER LONG-TERM LIABILITIES           47,553            45,372
CLASS A COMMON STOCK UNDER
  REPURCHASE AGREEMENTS                            8,000             8,000

SHAREHOLDERS' EQUITY:
      Class A Common Stock, $.10 par value,
        30,000,000 shares authorized,
        16,066,143 and 16,060,311 shares
        issued, respectively                       1,607             1,606
      Class C Common Stock, $.01 par value,
        50,000,000 shares authorized,
        26,250,000 shares issued and
        outstanding                                  263               263
      Additional paid-in capital                  31,423            31,569
      Retained earnings                          129,422           126,152
      Cumulative translation adjustment             (442)           (3,665)
      Class A Common Stock under repurchase
        agreements                                (8,000)           (8,000)
                                                --------          --------
            Total shareholders' equity           154,273           147,925
                                                --------          --------
                                                $442,549          $431,718
                                                ========          ========

          The accompanying notes are an integral part of these balance sheets.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended July 31, 1996 and 1995

                             (Amounts in Thousands)
                                  (UNAUDITED)


                                                        1996       1995
                                                      ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES                  $(4,237)   $(1,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment additions, net            (6,152)    (2,717)
      Net cash received from the sale of
         Optical Devices, Inc.                            905         --
                                                      -------    -------
            Net cash used in investing activities      (5,247)    (2,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                      14,192      3,096
        to bank, net
      Payments on long-term debt                       (2,911)       (20)
      Proceeds from issuance of common stock               47        192
                                                      -------    -------
            Net cash provided by financing
              activities                               11,328      3,268

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                     (1,530)       332
                                                      -------    -------

            Net increase (decrease) in cash and
              cash equivalents                            314       (365)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,890      3,330
                                                      -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 3,204    $ 2,965
                                                      =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for-
            Interest                                  $ 1,871    $   620
            Income taxes                              $   807    $   517


        The accompanying notes are an integral part of these statements.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF JULY 31, 1996
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)
(1)  Basis of Presentation-
     ---------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations, financial position and cash flows have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements included in Marquette Medical Systems, Inc.'s Form 10-K for the fiscal year ended April 30, 1996, and the Company's Current Reports on Form 8-K dated August 22, 1996 and February 21, 1996.

(2)  Inventories-
     -------------

Inventories consist of the following:
                                           July 31, 1996  April 30, 1996
                                           -------------  --------------
     Raw materials and component parts          $ 36,226         $35,716
     Work in process and finished goods           50,751          45,869
     Demonstration inventory                      25,435          24,583
                                                --------        --------
                                                $112,412        $106,168
                                                ========        ========

(3)  Acquisition of E for M Corporation
     ----------------------------------

     Effective January 1, 1996, the Company acquired 100% of the common stock of E for M Corporation, an international medical equipment, software and supplies company serving patient monitoring and cardiology, which includes cardiac catheterization and electrophysiology laboratories. Related to this purchase, the Company borrowed $90,000 under bank loan agreements payable periodically over the next five years. The acquisition has been accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. Based on a preliminary allocation of purchase price, the approximate value of such goodwill is $26,196. In addition, the Company acquired intangible assets related to in-process research and development (R&D), product technologies and tradenames with values of $35,700, $12,672 and $8,468, respectively. The acquired in-process R&D was entirely written-off at the acquisition date. The remaining intangibles have estimated useful lives ranging from 7 to 40 years.

     Unaudited pro-forma results of operations, assuming the acquisition of E for M as of the beginning of the period indicated below, would be as follows:

                                             Three Months Ended
                                               July 31, 1995
                                             ------------------
     Net Sales                                         $130,341
     Net Income                                           1,722
     Net Income per Class A Common Shares                   .11

(4)  Adoption of Newly Issued Accounting Standards
     ---------------------------------------------

     On May 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

ITEM 2 - Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations - Three-Month Period Ended July 31, 1996
- --------------------------------------------------------------

Net sales for the three-month period ended July 31, 1996 were $124.8 million, or 53.9% higher than the $81.1 million of net sales for the three-month period ended July 31, 1995. The results include the activity from operations related to E for M Corporation. Marquette Medical Systems, Inc. purchased the stock of E for M Corporation, an international medical equipment, software and supplies company serving patient monitoring and cardiology effective January 1, 1996.

Net sales for all product lines, other than the Corometrics product line, achieved double digit sales growth as compared to the first quarter of last year. The increases are mainly attributable to the E for M acquisition which improved Marquette's depth and breadth of products. Strong sales in the U.S. markets, particularly for the Patient Monitoring product line, also contributed to the increase. U.S. sales for the Patient Monitoring products increased by $6.2 million, or 41.1%, to $21.2 million for the quarter.

Gross profit increased to $60.4 million in the three-month period as compared to $38.6 million for last year, mainly attributable to the E for M acquisition. Gross margin increased to 48.4% from 47.6% last year.

Engineering expenses increased $3.6 million, or 43.3% for the period mainly attributable to the acquisition of E for M Corporation. The addition of E for M resulted in $2.9 million of the increase. The remaining increase is a result of additional new product development. Management believes that the market for its products is rapidly changing due to technological advances. Therefore, the Company will continue to invest significantly in both new product development and enhancements to current products in order to remain competitive in the healthcare market. The increase in engineering is consistent with the level of expenses management believes is necessary in order to maintain the Company's competitive position through improved products.

Selling expenses increased to $31.4 million for the quarter as compared to $21.5 million for the prior year's quarter. The increased expenses were attributable to the E for M activities in the current year. For the quarter, the selling expenses were 25.1% as a percentage of sales as compared to 26.5% as a percentage of sales for the previous year.

General and administrative expenses increased $3.6 million to $10.6 million for the quarter. The E for M acquisition accounts for a significant majority of the increase. For the quarter, the general and administrative expenses as a percentage of sales remained constant at 8.5% of net sales.

Operating income increased $4.6 million for the quarter from $2.0 million last year to $6.6 million for this year's quarter. While the E for M activities account for a portion of the increase, the increase also is attributable to the benefits related to the restructuring plan which began in the preceding year's fourth quarter. The restructuring plan consists of a consolidation of offices in Europe as well as the integration of E for M's activities into Marquette's activities. During the quarter, $2.5 million of the restructuring charges accrued in the previous fiscal year in conjunction with the E for M acquisition were paid. As of July 31, 1996, $5.2 million of the total E for M restructuring charges remain in "Other current liabilities" in the Consolidated Balance Sheet. In addition, $2.3 million of the restructuring charges accrued in the previous fiscal year related to Marquette's worldwide restructuring remain in "Other current liabilities". During the quarter $0.2 million was paid out with respect to this restructuring plan.

Interest expense increased to $2.0 million for the three-month period ended July 31, 1996 as compared to $0.6 million for last year's quarter. The increase is attributable to the increased borrowings related to the E for M acquisition. Offsetting some of the increase related to this acquisition debt was the retirement of the debt incurred for the Corometrics acquisition.


Financial Outlook
- -----------------

In as much as the Company's principal product lines are all related to the healthcare industry, they are subject to the current uncertainty surrounding the industry including consolidation of hospital groups and a move towards managed care. While the Company cannot predict the impact, if any, that such modifications might have on its business, the Company's operating results are closely linked to the healthcare economy. If revenue or earnings fail to meet expectations of the investment community, there could be a significant impact on the trading price for the Company's stock. Management believes the introduction of new products will put the Company in a competitive position as the healthcare economy's demand for new equipment increases.


Liquidity and Capital Resources
- -------------------------------

Working capital was $135.6 million at July 31, 1996 compared to $133.2 million at April 30, 1996. Inventories increased $6.2 million which relates to increased demo inventory as well as an increased backlog of orders. Accrued liabilities decreased by $7.6 million to $49.3 million as of July 31, 1996. This decrease is partly attributable to the payment of the restructuring liabilities.

As of July 31, 1996 the Company had $15.0 million outstanding on lines of credit of $20.0 million available for U.S. borrowings. In addition, the Company had $28.1 million, U.S. dollar equivalent, in foreign currency loans outstanding on lines of credit of $33.2 million for foreign currency borrowings. The foreign currency loans were placed as a natural hedge against foreign currency receivables.

Capital expenditures for the three-month period ended July 31, 1996 were $6.2 million as compared to capital expenditures of $2.7 million for the same period last year. The increase is due to the major acquisition of a new business system. The capital purchases were funded with draws from the working capital line.

Effective January 1, 1996, the Company acquired 100% of the common stock of E for M Corporation, an international medical equipment, software and supplies company serving patient monitoring and cardiology. The cash acquisition price of $90.3 million was funded by three term loans in the amounts of $30.0 million each.

Each term note is payable in eight equal installments of $3.75 million each beginning on April 30, 1997 and each October 31 and April 30, thereafter through October 31, 2000. As of July 31, 1996, the Company had paid $9.0 million of the debt, $3.0 million of each of the loans, through cash flow from operations.
Each note bears interest at a rate equal to the LIBOR Rate plus one percent, reset monthly. At July 31, 1996 the rate was 6.4063% per annum.

On August 29, 1996, the Company converted $30.0 million of the E for M acquisition debt into a longer term fixed rate debt. This senior debt is at a fixed rate of 7.46% per annum with a maturity date of August 29, 2008.

The Company retired $2.9 million of installment promissory notes during the first quarter. The payment was funded with a draw from the working capital line.

Management believes the Company has the financial resources to meet its short term and long term cash requirements. The current U.S. inflation rate has little impact on company operations.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 4 - Submission of Matters To A Vote of Security Holders
- ------   ---------------------------------------------------


          (a) On Thursday, August 15, 1996 at 9:00 a.m. the Annual Meeting of Shareholders of Marquette Medical Systems, Inc. was held at the Company's offices, 8200 West Tower Avenue, Milwaukee, Wisconsin 53223.

          (b) Seven Directors were elected at the meeting to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified. The elected Directors are Timothy C. Mickelson, Michael J. Cudahy, Frederick G. Luber, Melvin S. Newman, Walter L. Robb, Peter P. Tong and John G. Bollinger.

          (c) The shareholders ratified the selection of Arthur Andersen LLP as the Company's independent public accountants for the year ending April 30, 1997.

          (d) The shareholders approved the amendment of the Registrant's Amended and Restated Articles of Incorporation to change the Registrant's name from Marquette Electronics, Inc. to Marquette Medical Systems, Inc. and to authorize 30,000,000 shares of Preferred stock, without par value, issuable in series.

          (e) The shareholders approved an amendment to the Registrant's Stock Option Plan for Employees of Marquette Electronics, Inc. increasing the number of shares of Class A Common Stock issuable thereunder from 2,500,000 shares to 3,500,000 shares.


ITEM 6 - Exhibits and Reports on Form 8-K
- ------   --------------------------------

          A report on Form 8-K was filed on August 22, 1996 related to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for cautionary and forward-looking statements made by or on behalf of the Company. The Form 8-K also reported the name change of the registrant to Marquette Medical Systems, Inc. from Marquette Electronics, Inc.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Marquette Medical Systems, Inc.
                                       ---------------------------------
                                       (Registrant)



Date:       9-10-96                    /s/ Mary M. Kabacinski
       ---------------------           -------------------------------
                                       Mary M. Kabacinski
                                       Principal Financial Officer
                                       and Duly Authorized Officer