Form 10-Q
period 1996-10-31
MARQUETTE ELECTRONICS INC
filed 1996-12-12
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        October 31, 1996
                                    ------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

      Commission File Number            0-18724
                             ----------------------------------------------

                        MARQUETTE MEDICAL SYSTEMS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Wisconsin                            39-1046671
     ----------------------------------------------------------------------
      (State or Other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)            Identification Number)


        8200 W. Tower Avenue, Milwaukee, Wisconsin          53223
     ----------------------------------------------------------------------
        (Address of Principal Executive Offices)          (Zip Code)


                                   (414) 355-5000
     ---------------------------------------------------------------------------
                (Registrant's Telephone Number, Including Area Code)

                                         N/A
     ---------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        ------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                          Outstanding
                                     at  November 30, 1996
                                   -----------------------------

Class A, $.10 par value                15,836,396 Shares
                                   -----------------------------

Class C, $.01 par value                26,250,000 Shares
                                   -----------------------------

                MARQUETTE MEDICAL SYSTEMS,INC. AND SUBSIDIARIES
                -----------------------------------------------


                                     INDEX
                                     -----



                                                     Page Number
                                                     -----------

PART I - FINANCIAL INFORMATION:
------------------------------


Item 1)  Financial Statements -

         Consolidated Condensed Statements of Income         3
           For the Three Months and Six Months Ended
           October 31, 1996 and 1995 (Unaudited)

         Consolidated Condensed Balance Sheets As of         4
           October 31, 1996 (Unaudited) and
           April 30, 1996

         Consolidated Condensed Statements of Cash Flows     5
           For the Six Months Ended October 31, 1996 and 1995 (Unaudited)

         Notes to Consolidated Condensed Financial           6
           Statements (Unaudited)

Item 2)  Management's Discussion and Analysis of Financial   7-9
           Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

Item 6)  Exhibits and Reports on Form 8-K                    10


SIGNATURE                                                    11
---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1 - Financial Statements
------   --------------------


               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)



                              Three Months Ended   Six Months Ended
                                 October 31,          October 31,
                              ------------------  ------------------
                                1996      1995      1996      1995
                              --------  --------  --------  --------
Net Sales                     $136,908   $84,511  $261,702  $165,638

Cost of Sales                   70,598    40,668   135,007    83,154
                              --------   -------  --------  --------

  Gross profit                  66,310    43,843   126,695    82,484
                              --------   -------  --------  --------

Engineering Expenses            11,993     7,952    23,787    16,181

Selling Expenses                32,870    22,548    64,243    44,035

General and Administrative
  Expenses                      11,304     6,586    21,883    13,526
                              --------   -------  --------  --------

  Total operating expenses      56,167    37,086   109,913    73,742
                              --------   -------  --------  --------

  Income from operations        10,143     6,757    16,782     8,742

Interest Expense                 2,169       616     4,189     1,235

Other (Income) Expense, net       (517)     (284)   (1,118)     (527)
                              --------   -------  --------  --------

  Income before provision
     for income taxes            8,491     6,425    13,711     8,034

Provision for Income Taxes       3,275     2,382     5,225     3,012
                              --------   -------  --------  --------

Net Income                    $  5,216   $ 4,043  $  8,486  $  5,022
                              ========   =======  ========  ========

Net Income per Class A
  Common Share                $    .32   $   .25  $    .52  $    .31
                              ========   =======  ========  ========

Shares used in per
 share calculation              16,289    16,236    16,305    16,228
                              ========   =======  ========  ========


       The accompanying notes are an integral part of these statements.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Share Data)

                                                  As of           As of
ASSETS                                          October 31,      April 30,
------                                             1996            1996
                                                -----------      ---------
CURRENT ASSETS:                                 (Unaudited)

     Cash and cash equivalents                     $  5,370       $  2,890
     Accounts receivable, less allowances
      of $5,947 and $6,430, respectively            147,711        138,455
     Inventories                                    113,131        106,168
     Prepaid expenses and other                       5,030          5,543
     Deferred income tax benefits                     7,351          7,904
                                                   --------       --------
          Total current assets                      278,593        260,960

PROPERTY AND EQUIPMENT, NET                          99,909         96,776
OTHER ASSETS                                         70,561         73,982
                                                   --------       --------
                                                   $449,063       $431,718
                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Amounts due to bank                          $  8,490       $  7,101
      Notes payable to bank                          47,146         28,822
      Current maturities of long-term debt            2,250          3,122
      Accounts payable                               33,822         31,764
      Accrued liabilities                            50,837         56,954
                                                   --------       --------
            Total current liabilities               142,545        127,763
                                                   --------       --------

LONG-TERM DEBT, less current maturities              78,961         81,254
DEFERRED INCOME TAXES                                20,129         21,404
PENSION AND OTHER LONG-TERM LIABILITIES              46,874         45,372
CLASS A COMMON STOCK UNDER
  REPURCHASE AGREEMENTS                               8,000          8,000

SHAREHOLDERS' EQUITY:
      Class A Common Stock, $.10 par value,
        30,000,000 shares authorized,
        16,115,335 and 16,060,311 shares
        issued, respectively                          1,612          1,606
      Class C Common Stock, $.01 par value,
        50,000,000 shares authorized,
        26,250,000 shares issued and
        outstanding                                     263            263
      Additional paid-in capital                     31,986         31,569
      Retained earnings                             134,637        126,152
      Treasury Stock (281,400 shares, at cost)       (4,643)            --
      Cumulative translation adjustment              (3,301)        (3,665)
      Class A Common Stock under repurchase
        agreements                                   (8,000)        (8,000)
                                                   --------       --------
            Total shareholders' equity              152,554        147,925
                                                   --------       --------
                                                   $449,063       $431,718
                                                   ========       ========

      The accompanying notes are an integral part of these balance sheets.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

               For the Six Months Ended October 31, 1996 and 1995

                             (Amounts in Thousands)
                                  (UNAUDITED)


                                                             1996       1995
                                                           --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES                        $    823   $ 5,469

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions, net                   (10,358)   (6,128)
     Net cash received from sale of Optical
       Devices, Inc.                                             905        --
                                                            --------   -------
          Net cash used in investing activities               (9,453)   (6,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (payments) from notes payable to bank, net      18,319    (1,354)
     Payments on long-term debt                               (2,911)       --
     Proceeds from issuance of common stock                      617       334
     Purchase of common stock                                 (4,643)       --
                                                            --------   -------
          Net cash provided by (used in)
           financing activities                               11,382     1,020

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                              (272)      147
                                                            --------   -------

          Net increase (decrease) in cash and
           cash equivalents                                    2,480    (1,532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,890     3,330
                                                            --------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  5,370   $ 1,798
                                                            ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for-
          Interest                                          $  3,382   $ 1,230
          Income taxes                                      $  5,053   $ 2,593




        The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)



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

(2)  Inventories-
     -----------

     Inventories consist of the following:
                                               October 31, 1996   April 30, 1996
                                               ----------------   --------------
     Raw materials and component parts             $ 35,885          $ 35,716
     Work in process and finished goods              45,765            45,869
     Demonstration inventory                         31,481            24,583
                                                   --------          --------
                                                   $113,131          $106,168
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

     Unaudited pro-forma results of operations, assuming the acquisition of E for M as of the beginning of the period indicated below, would be as follows:

                                            Three Months Ended  Six Months Ended
                                            October 31, 1995    October 31, 1995
                                            ------------------  ----------------
     Net Sales                                     $129,232          $259,574
     Net Income                                       2,404             3,385
     Net Income per Class A Common Share                .15               .21


ITEM 2 - Management's Discussion and Analysis of Financial
         -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

Results of Operations - Three-Month and Six-Month Periods Ended October 31, 1996
--------------------------------------------------------------------------------

Net sales for three-month period ended October 31, 1996 were $136.9 million, an increase of $52.4 million from $84.5 million for the three-month period ended October 31, 1995. Net sales for the six-month period ended October 31, 1996 increased to $261.7 million from $165.6 million for the same period from last year. The current year results include the activity from operations related to E for M Corporation. Marquette Medical Systems, Inc. purchased the stock of E for M Corporation, an international medical equipment, software and supplies company serving patient monitoring and cardiology effective January 1, 1996.

All product lines achieved double digit sales growth as compared to both the three-month and six-month periods from the prior year. The increase is mainly attributable to the E for M acquisition which resulted in an expanded product line as well as improved distribution. In addition to the E for M products, the introduction of new products in both the Patient Monitoring and Cardiology product lines have contributed to the strong sales growth experienced in the first and second quarters.

Net sales for the Patient Monitoring product line for both the first and second quarters have achieved the highest sales growth for the Company. Patient Monitoring net sales increased by $20.7 million to $47.1 million for the three-month period ended October 31, 1996 as compared to last year. For the six-month period, net sales for Patient Monitoring were $84.6 million as compared to $50.0 million last year. The strong sales growth in Patient Monitoring related to an increased offering of new and updated products has been reflected in strong sales in both U. S. markets and foreign markets.

Gross profit for the three-month period ended October 31, 1996 was $66.3 million, an increase of $22.5 million, or 51.2% from last year. For the six-month period, gross profit increased from $82.5 million to $126.7 million. The increased gross profit for the periods is mainly attributable to the E for M acquisition as well as the increased level of net sales.

Gross margin for the three-month period ended October 31, 1996 was 48.4% as compared to 51.9% for the same period last year. For the six-month period ended October 31, 1996, gross margin decreased from 49.8% to 48.4%. The decrease is mainly attributable to the lower gross profit related to the E for M products.

Engineering expenses increased $4.0 million from $8.0 million to $12.0 million for the three-months ended October 31, 1996. For the six-month period, engineering expenses increased from $16.2 million to $23.8 million. The increase is primarily related to the E for M acquisition. Engineering expenses as a percentage of net sales were 8.8% of net sales for the three-month period ending October 31, 1996 as compared to 9.4% for the prior year. For the six-month period, engineering expenses were 9.1% for the current year as compared to 9.8% in the prior year. While engineering expenses have remained relatively constant as a percentage of net sales, the Company will continue to invest significantly in both new product developments and continued enhancements to current products. Due to the competitiveness and technological nature of the medical systems and equipment industry, this investment is necessary in order to maintain the Company's competitive position in the healthcare industry.

Selling expenses increased to $32.9 million for the three-month period ended October 31, 1996 as compared to $22.5 million for last year. For the six-month period, selling expenses increased from $44.0 million to $64.2 million. The increases are mainly attributable to the E for M activities in the current year and the increased sales levels in the current year. As a percentage of net sales, selling expenses have decreased in both the three-month and six-month periods ended October 31, 1996 as compared to last year. Selling expenses were 24.0% of net sales for the current three-month period as compared to 26.7% for the same period last year. For the six-month period ended October 31, 1996, selling expenses were 24.5% of net sales as compared to 26.6% last year. These decreases were mainly attributable to restructuring and consolidation of the distribution function, primarily in Europe.

General and administrative expenses increased $4.7 million to $11.3 million for the three-month period ended October 31, 1996. For the six-month period ended October 31, 1996, general and administrative expenses increased $8.4 million from $13.5 million to $21.9 million. The E for M acquisition accounts for a significant majority of the increase. For both the first and second quarters, general and administrative expenses as a percentage of sales remained relatively constant with the prior year percentages.

Operating income increased $3.4 million from $6.8 million to $10.1 million for the three-months ended October 31, 1996 as compared to last year. For the six-month period ended October 31, 1996, operating income increased to $16.8 million from $8.7 million last year. The increase in operating income is related to the E for M activities in the current year, strong sales levels and benefits realized with respect to the restructuring plan which began in the preceding year's fourth quarter. The restructuring plan consists of a consolidation of offices in Europe as well as the integration of E for M's activities into Marquette's activities. During the quarter, $1.2 million of the restructuring charges accrued in the previous fiscal year in conjunction with the E for M acquisition were paid. As of October 31, 1996, $4.0 million of the total E for M restructuring charges remain in "Other current liabilities" in the Consolidated Balance Sheet. In addition, $2.1 million of the restructuring charges accrued in the previous fiscal year related to Marquette's worldwide restructuring remain in "Other current liabilities". During the quarter $0.2 million was paid out with respect to this restructuring plan.

Interest expense increased to $2.2 million for the three-month period ended October 31, 1996 as compared to $0.6 million for the same period last year. For the six-month period, interest expense in the current year was $4.2 million as compared to $1.2 million last year. The increase is related to the increased borrowing related to the E for M acquisition. Offsetting this increase to some extent was the retirement of debt incurred for the acquisition of Corometrics Medical Systems, Inc. on May 31, 1994.

Financial Outlook
-----------------

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

Liquidity and Capital Resources
-------------------------------

Working capital was $136.0 million at October 31, 1996 compared to $133.2 million at April 30, 1996. Receivables increased by $9.3 million to $147.7 million which relates to a strong quarter of sales. Much of this increase relates to European receivables which typically have a longer collection period than domestic receivables. Inventories increased $7.0 million mainly related to increased demonstration inventories.

As of October 31, 1996, the Company had $17.6 million outstanding on lines of credit of $25.0 million available for U. S. borrowings. In addition, the Company had $29.5 million, U. S. dollar equivalent, in foreign currency loans outstanding on lines of credit of $33.2 million for foreign currency borrowings. The foreign currency loans were placed as a natural hedge against foreign currency receivables. Notes payable to bank have increased $18.3 million over the April 30, 1996 amounts. Of this increase, $4.6 million was used by the Company to repurchase 281,400 of its Class A common stock at a price of $16.50 per share. Of the remaining increase, $2.9 million was used to retire long-term installment debt, and the remainder was used to finance working capital requirements and to purchase capital additions.

Capital expenditures for the six-month period ended October 31, 1996 were $10.4 million as compared with $6.1 million for the same period last year. The increase is due to the major acquisition of a new business system.

Effective January 1, 1996, the Company acquired 100% of the common stock of E for M Corporation, an international medical equipment, software and supplies company serving patient monitoring and cardiology. The cash acquisition price of $90.3 million was funded by three term loans in the amounts of $30.0 million each.

Each term note is payable in eight equal installments of $3.75 million each beginning on April 30, 1997 and each October 31 and April 30, thereafter through October 31, 2000. As of October 31, the Company had paid $39 million of the debt, $13.0 million of each of the loans. $9.0 million was repaid by April 30, 1996 through cash flow from operations. The remaining $30.0 was converted into a longer term fixed rate senior debt. This senior debt is at a fixed rate of 7.46% per annum with a maturity date of August 29, 2008. The remaining $51 million of original acquisition indebtedness bears interest at a rate equal to the LIBOR Rate plus one percent, reset monthly. At October 31, 1996 the rate was 6.375% per annum.

Management believes the Company has the financial resources to meet its short term and long term cash requirements. The current U. S. inflation rate has little impact on company operations.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6 - Exhibits and Reports on Form 8-K
------   --------------------------------


No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Marquette Medical Systems, Inc.
                                       ----------------------------------
                                       (Registrant)



Date:  December 10, 1996                /s/ Mary M. Kabacinski
       --------------------            ---------------------------
                                       Mary M. Kabacinski
                                       Principal Financial Officer
                                       and Duly Authorized Officer