Form 10-Q
period 1997-01-31
MARQUETTE ELECTRONICS INC
filed 1997-03-14
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      January 31, 1997
                                    ----------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

          Commission File Number            0-18724
                                 -----------------------------

                        MARQUETTE MEDICAL SYSTEMS, INC.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Wisconsin                                  39-1046671
     ---------------------------------------------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                Identification Number)


        8200 W. Tower Avenue, Milwaukee, Wisconsin           53223
     ---------------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)


                                (414) 355-5000
     ---------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                       N/A
     ---------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding
                                              at February 28, 1997
                                          -----------------------------

Class A, $.10 par value                         16,187,703 Shares
                                          -----------------------------

Class C, $.01 par value                               NONE
                                          -----------------------------

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                ------------------------------------------------


                                     INDEX
                                     -----



                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION:
------------------------------


Item 1)   Financial Statements -

          Consolidated Condensed Statements of Income                    3
            For the Three Months and Nine Months Ended
            January 31, 1997 and 1996 (Unaudited)

          Consolidated Condensed Balance Sheets As of                    4
            January 31, 1997 (Unaudited) and
            April 30, 1996

          Consolidated Condensed Statements of Cash Flows                5
            For the Nine Months Ended January 31, 1997 and 1996 (Unaudited)

          Notes to Consolidated Condensed Financial                      6
            Statements (Unaudited)


Item 2)   Management's Discussion and Analysis of Financial              7-9
           Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------


Item 2)   Changes in Securities                                          10

Item 5)   Other Information                                              10

Item 6)   Exhibits and Reports on Form 8-K                               10


SIGNATURE                                                                11
---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1 - Financial Statements
------   --------------------


               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)



                                      Three Months Ended  Nine Months Ended
                                         January 31,         January 31,
                                      ------------------  ------------------
                                        1997      1996      1997      1996
                                      --------  --------  --------  --------

Net Sales                             $137,714  $110,309  $399,416  $275,946
Cost of Sales                           70,234    56,731   205,241   139,884
                                      --------  --------  --------  --------
  Gross profit                          67,480    53,578   194,175   136,062
                                      --------  --------  --------  --------
Engineering Expenses                    12,180     8,961    35,967    25,142
Selling Expenses                        33,003    26,798    97,246    70,832
General and Administrative
  Expenses                              11,705     8,233    33,588    21,760
Purchased In-Process R&D Charge           --      35,700      --      35,700
                                      --------  --------  --------  --------
  Total operating expenses              56,888    79,692   166,801   153,434
                                      --------  --------  --------  --------
  Income from operations                10,592   (26,114)   27,374   (17,372)
Interest Expense                         2,480     1,239     6,669     2,474
Other (Income) Expense, net             (1,192)       54    (2,310)     (473)
                                      --------  --------  --------  --------
  Income before provision
     for income taxes                    9,304   (27,407)   23,015   (19,373)
Provision for Income Taxes               3,406     3,258     8,631     6,269
                                      --------  --------  --------  --------
Net Income                            $  5,898  $(30,665) $ 14,384  $(25,642)
                                      ========  ========  ========  ========

Net Income per Class A
  Common Share                        $    .37  $  (1.89) $    .89  $  (1.58)
                                      ========  ========  ========  ========

Shares used in per
  share calculation                     16,121    16,255    16,252    16,238
                                      ========  ========   =======  ========


       The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Share Data)

                                                           As of         As of
                                                         January 31,    April 30,
ASSETS                                                      1997          1996
------                                                   -----------    ---------
                                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                             $  4,813      $  2,890
    Accounts receivable, less allowances of $5,279
      and $6,430, respectively                             143,145       138,455
    Inventories                                            112,932       106,168
    Prepaid expenses and other                               4,235         5,543
    Deferred income tax benefits                             7,748         7,904
                                                          --------      --------
        Total current assets                               272,873       260,960

PROPERTY AND EQUIPMENT, NET                                 95,142        96,776
OTHER ASSETS                                                67,398        73,982
                                                          --------      --------
                                                          $435,413      $431,718
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Amounts due to bank                                   $  7,287      $  7,101
    Notes payable to bank                                   40,920        28,822
    Current maturities of long-term debt                        --         3,122
    Accounts payable                                        31,684        31,764
    Accrued liabilities                                     47,171        56,954
                                                          --------      --------
        Total current liabilities                          127,062       127,763
                                                          --------      --------

LONG-TERM DEBT, less current maturities                     80,673        81,254
DEFERRED INCOME TAXES                                       18,747        21,404
PENSION AND OTHER LONG-TERM LIABILITIES                     44,160        45,372
CLASS A COMMON STOCK UNDER REPURCHASE AGREEMENTS             8,000         8,000

SHAREHOLDERS' EQUITY:
    Class A Common Stock, $.10 par value, 30,000,000
      shares authorized, 16,205,295 and 16,060,311
      shares issued, respectively                            1,621         1,606
    Class C Common Stock, $.01 par value, 50,000,000
      shares authorized, 0 shares and 26,250,000
      shares issued and outstanding, respectively               --           263
    Additional paid-in capital                              28,999        31,569
    Retained earnings                                      140,536       126,152
    Treasury Stock, at cost                                   (312)           --
    Cumulative translation adjustment                       (6,073)       (3,665)
    Class A Common Stock under repurchase agreements        (8,000)       (8,000)
                                                          --------      --------
        Total shareholders' equity                         156,771       147,925
                                                          --------      --------
                                                          $435,413      $431,718
                                                          ========      ========


     The accompanying notes are an integral part of these balance sheets.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended January 31, 1997 and 1996

                             (Amounts in Thousands)
                                  (UNAUDITED)

                                                               1997       1996
                                                             ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES                         $  5,733   $ 17,521

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment additions, net                   (10,477)    (8,303)
      Net cash paid for purchase of
         E for M Corporation (see schedule below)                  --    (88,112)
      Net cash received from sale of Optical
         Devices, Inc.                                            905         --
                                                             --------   --------
            Net cash used in investing activities              (9,572)   (96,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds (payments) from notes payable to bank, net      12,620     (5,522)
      Proceeds (payments) on long-term debt                    (2,911)    87,000
      Proceeds from issuance of common stock                    1,706      1,036
      Purchase of common stock                                 (4,643)        --
                                                             --------   --------
            Net cash provided by (used in)
              financing activities                              6,772     82,514

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                             (1,010)      (588)
                                                             --------   --------

            Net increase (decrease) in cash and
              cash equivalents                                  1,923      3,032

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,890      3,330
                                                             --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,813   $  6,362
                                                             ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for-
            Interest                                         $  6,300   $  2,386
            Income taxes                                     $  9,221   $  6,662

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES

      The Company purchased all of the capital stock of E for M Corporation for $88,112. In conjunction with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired                               $214,937
            Cash paid for capital stock                                   88,112
            Stock Options converted                                        3,083
                                                                        --------
                  Liabilities assumed                                   $123,742
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

(1)  Basis of Presentation-
     ---------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations, financial position and cash flows have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements included in Marquette Medical Systems, Inc.'s Form 10-K for the fiscal year ended April 30, 1996, and the Company's Current Reports on Form 8-K dated December 26, 1996, August 22, 1996 and February 21, 1996.

(2)  Inventories-
     -----------

     Inventories consist of the following:

                                               January 31, 1997  April 30, 1996
                                               ----------------  --------------
     Raw materials and component parts             $ 34,812         $ 35,716
     Work in process and finished goods              51,858           45,869
     Demonstration inventory                         26,262           24,583
                                                   --------         --------
                                                   $112,932         $106,168
                                                   ========         ========

(3)  Acquisition of E for M Corporation
     ----------------------------------

     Effective January 1, 1996, the Company acquired 100% of the common stock of E for M Corporation, an international medical equipment, software and supplies company serving patient monitoring and cardiology, which includes cardiac catheterization and electrophysiology laboratories. Related to this purchase, the Company borrowed $90,000 under bank loan agreements payable periodically over the next five years. The acquisition has been accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. Based on a preliminary allocation of purchase price, the approximate value of such goodwill is $26,775. In addition, the Company acquired intangible assets related to in-process research and development (R&D), product technologies and tradenames with values of $35,700, $12,672 and $8,468, respectively. The acquired in-process R&D was entirely written-off at the acquisition date. The remaining intangibles have estimated useful lives ranging from 7 to 40 years.

     Unaudited pro-forma results of operations, assuming the acquisition of E for M as of the beginning of the period indicated below, would be as follows:

                                            Three Months Ended   Nine Months Ended
                                             January 31, 1996     January 31, 1996
                                            ------------------   -----------------
     Net Sales                                    $141,016            $400,589
     Net Income                                    (34,639)            (31,267)
     Net Income per Class A Common Share             (2.13)              (1.93)

(4)  Stock Offering
     --------------

     On March 11, 1997, the Company offered 1,000,000 shares of Class A Common Stock in a public offering at a price of $18.375 per share. In addition, the Company has granted the Underwriters a 30-day option to purchase up to 373,422 shares of Common Stock on the same terms per share solely to cover over-allotments. The Company is estimating to receive net proceeds of approximately $17.2 million ($23.7 million if the Underwriters over-allotment option is exercised in full) after deducting the Underwriting discounts and commissions and estimated offering expenses. All of the net proceeds will be used to repay bank term debt.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three-Month and Nine-Month Periods Ended January 31,
                        1997

Net sales for the three-month period ended January 31, 1997 were $137.7 million, an increase of 24.8% from $110.3 million for the three-month period ended January 31, 1996. Net sales for the nine-month period ended January 31, 1997 increased 44.7% to $399.4 million from $275.9 million for the same period in the previous fiscal year. The results for the nine-month period ended January 31, 1996 include one-month of operations of E for M Corporation. Marquette Medical Systems, Inc. purchased the stock of E for M, an international medical equipment, software and supplies company serving patient monitoring and cardiology in January, 1996.

The Company's patient monitoring, diagnostic cardiology and supplies and service product lines achieved sales growth of 12.2%, 41.8% and 34.9%, respectively, for the three-month period ended January 31, 1997. For the nine-month period ended January 31, 1997, sales growth of 29.4%, 75.3% and 43.4% was achieved in the patient monitoring, diagnostic cardiology and supplies and service product lines, respectively. The increase in net sales for both comparable periods was primarily attributable to the E for M acquisition, which resulted in expanded product lines as well as improved distribution. In addition to the E for M products, the introduction of new products in both the patient monitoring and diagnostic cardiology product lines have contributed to the strong sales growth.

Gross profit for the three-month period ended January 31, 1997 increased 26.0% to $67.5 million from $53.6 million for the same period in the previous fiscal year. For the nine-month period, gross profit increased 42.7% to $194.2 million as compared to $136.1 million in the previous fiscal year. The increased gross profits for the periods is mainly attributable to the E for M acquisition as well as the increased level of net sales.

Gross margin for the three-month period ended January 31, 1997 increased to 49.0% from 48.6% for the same period in the previous fiscal year. This increase is attributable to more efficient utilization of capacity at the Company's manufacturing facilities and the continued benefits associated with the integration of E for M's operations into the Company's operations. Gross margin for the nine-month period ended January 31, 1997 decreased to 48.6% as compared to 49.3% for the previous fiscal year. The decrease was mainly attributable to the historically lower gross margins of the E for M products.

Engineering expenses for the three-month period ended January 31, 1997 increased 35.9% to $12.2 million from $9.0 million for the same period in the previous fiscal year. For the nine-month period, engineering expenses increased 43.1% to $36.0 million from $25.1 million in the previous fiscal year. The increase for both periods is primarily related to the E for M acquisition. Engineering expenses as a percentage of sales were 8.8% in the current three-month period as compared to 8.1% in the three-month period in the previous fiscal year. For the nine-month period, engineering expenses as a percentage of sales decreased slightly to 9.0% as compared to 9.1% in the previous fiscal year. Engineering expenses have remained relatively constant as a percentage of sales, and the Company will continue to invest significantly in both new product developments and continued enhancements to current products. Due to the competitiveness and technological nature of the medical systems and equipment industry, this investment is necessary in order to maintain the Company's competitive position in the healthcare industry.

Selling expenses for the three-month period ended January 31, 1997 increased 23.2% to $33.0 million from $26.8 million for the same period in the previous fiscal year. For the nine-month period, selling expenses increased 37.3% to $97.2 million from $70.8 million in the previous fiscal year period. The increased expenses were primarily attributable to the addition of E for M selling expenses in the current year and the increased sales levels in the current year. As a percentage of net sales, selling expenses decreased in both the three-month and nine-month periods ended January 31, 1997 as compared to last year. Selling expenses were 24.0% of net sales for the current three-month period as compared to 24.3% for the same period last year. For the nine-month period, selling expenses were 24.3% of net sales as compared to 25.7% last year. This decrease was primarily attributable to restructuring and consolidation of the distribution function, primarily in Europe.

General and administrative expenses for the three-month period ended January 31, 1997 increased 42.2% to $11.7 million from $8.2 million for the same period in the previous fiscal year. For the nine-month period, general and administrative expenses increased 54.4% to $33.6 million from $21.8 million in the previous fiscal year. E for M operations accounted for a significant portion of the increase. General and administrative expenses as a percentage of net sales were 8.5% for the three-month period ended January 31, 1997 as compared to 7.5% for the same period in the previous fiscal year. For the nine-month period, the expenses were 8.4% of net sales as compared to 7.9% of net sales in the previous year.

Operating income for the three-month period ended January 31, 1997 was $10.6 million as compared to an operating loss of $26.1 million for the same period in the previous fiscal year. The loss of the three-month period ended January 31, 1996 was attributable to a one-time charge of $35.7 million related to the write-off of in-process research and development associated with the E for M acquisition.

Excluding this one-time charge, operating income for the three-month period ended January 31, 1996 was $9.6 million. For the nine-month period, operating income for the current year was $27.4 million as compared to an operating loss of $17.4 million for the previous fiscal year. Operating income for the nine-month period in the previous fiscal year was $18.3 million excluding the one-time charge. The increased operating income for both the three-month and nine-month periods is related to the incremental E for M operations in the current year, strong sales levels and benefits realized with respect to the restructuring plan which began in the preceding year's fourth quarter. The restructuring plan consists of a consolidation of offices in Europe as well as the integration of E for M's activities into Marquette's activities. During the quarter, $1.4 million of the restructuring charges accrued in the previous fiscal year were paid. In addition, with respect to Marquette's worldwide restructuring plan, $0.9 million was paid out during the quarter.

Interest expense for the three-month period ended January 31, 1997 increased to $2.5 million from $1.2 million for the same period in the previous fiscal year. For the nine-month period ended January 31, 1997, interest expense increased to $6.7 million as compared to $2.5 million for the previous fiscal year. The increase for both periods is related to increased borrowings related to the E for M acquisition.

Financial Outlook

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

Liquidity and Capital Resources

Working capital was $145.8 million at January 31, 1997 compared to $133.2 million at April 30, 1996. Receivables increased by 3.4% to $143.1 million at January 31, 1997, from $138.5 million at April 30, 1996, primarily due to strong European sales. Inventories increased by $6.8 million primarily due to new product introductions.

As of January 31, 1997, the Company had $12.3 million outstanding on U.S. lines of credit of $25.0 million. In addition, the Company had $28.6 million, U.S. dollar equivalent, in foreign currency loans outstanding on foreign lines of credit. The foreign currency denominated borrowings are used to reduce the currency risks associated with foreign currency receivables. Notes payable increased $12.1 million over the April 30, 1996 amounts. Of this increase, $4.6 million was used by the Company to repurchase 281,400 shares of Common Stock at a price of $16.50 per share in October, 1996. Of the remaining increase, $2.9 million was used to retire long-term debt, and the remainder was used to finance working capital requirements and to purchase capital additions.

Capital expenditures for the nine-month period ended January 31, 1997 were $12.6 million, compared with $8.3 million for the same period of the previous fiscal year. The increase was due to the acquisition of a new business system offset by the disposal of land in Germany.

In January 1, 1996, the Company acquired E for M for $90.3 million. The acquisition price was funded by three variable rate bank term loans each in the amount of $30.0 million. Each bank term loan is payable in eight equal semi-annual installments of $3.75 million each beginning on April 30, 1997 and continuing on each October 31 and April 30 thereafter through October 31, 2000. As of January 31, 1997, the Company had repaid or refinanced $39.0 million of such bank term debt. Cash flow from operations was used to repay approximately $9.0 million of such debt, and the remaining $30.0 million was converted into longer term fixed-rate senior debt. This senior debt accrues interest at a fixed rate of 7.46% per annum and matures on August 29, 2008. The $51.0 million of bank term debt that remained outstanding as of January 31, 1997 accrued interest at a rate equal to the LIBOR rate plus one percent, reset monthly. At January 31, 1997, the rate was 6.475% per annum.

The Company will repay approximately $17.2 million of the bank term loans in March, 1997 with the estimated net proceeds received from a public offering of Class A Common Stock of 1,000,000 shares at a price of $18.375 per share.

PART II - OTHER INFORMATION


ITEM 2 - Changes in Securities

On December 20, 1996, Michael J. Cudahy transferred to the Company all of his 26,250,000 Class C Common Shares in exchange for 262,500 Class A Common Shares delivered by the Company from its treasury shares. This exchange of shares is exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 5 - Other Information

On March 11, 1997, the Company offered 1,000,000 shares of Class A Common Stock in a public offering at a price of $18.375 per share. In addition, the Company has granted the Underwriters a 30-day option to purchase up to 373,422 shares of Common Stock on the same terms per share solely to cover over-allotments. The Company is estimating to receive net proceeds of approximately $17.2 million ($23.7 million if the Underwriters over-allotment option is exercised in full) after deducting the Underwriting discounts and commissions and estimated offering expenses.


ITEM 6 - Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on December 26, 1996 related to the Company's adoption of a shareholder's rights plan and the Board of Directors' declaration of a dividend of one preferred share purchase right for each outstanding share of Class A Common Stock.

A report on Form 8-K was filed on February 11, 1997 related to the Company's third quarter earnings press release.

A report on Form 8-K was filed on February 26, 1997 related to the Company's strategic alliance agreement with Physio-Control Corporation.

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



                                         Marquette Medical Systems, Inc.
                                         ----------------------------------
                                         (Registrant)



     Date: March 13, 1997
           -----------------             /s/ Mary M. Kabacinski
                                         ----------------------
                                         Mary M. Kabacinski
                                         Principal Financial Officer
                                         and Duly Authorized Officer