Form 10-K
period 1997-04-30
MARQUETTE MEDICAL SYSTEMS INC
filed 1997-07-25
CIK 62675

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-K



  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended April 30, 1997


     Commission file number            0-18724
                            ------------------------------

                        MARQUETTE MEDICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

         Wisconsin                                              39-1046671
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

8200 West Tower Avenue, Milwaukee, Wisconsin                      53223
  (Address of Principal Executive Offices)                     (Zip Code)

                                (414) 355-5000
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.10 Par Value
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes   X    No
                -----     -----

     Approximate aggregate market value of the registrant's Class A Common Stock held by non-affiliates (based on the closing sales price of such stock as reported in the NASDAQ National Market System) on July 1, 1997 was $264,616,590.

     As of July 1, 1997, the number of shares of Class A Common Stock, $0.10 par value, outstanding was 17,640,934.


                      DOCUMENTS INCORPORATED BY REFERENCE


               Document                                       Form 10-K Part
               --------                                       --------------

1.   Annual Report to Shareholders for fiscal year ended
     April 30, 1997                                                  II

2.   Proxy Statement for Annual Meeting of Shareholders
     scheduled to be held on August 13, 1997                        III


_______________

* Excludes, among other shares, 3,569,857 shares of Common stock held by officers and directors at July 1, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

     ITEM 1.  BUSINESS



     Overview

          Marquette Medical Systems, Inc. (including its subsidiaries, the "Company" or "Marquette") is a worldwide leader in the development and manufacture of medical equipment and integrated systems for patient monitoring and diagnostic cardiology applications. Marquette also develops clinical information systems, designed to be integrated with medical equipment, consisting of hardware and software used by integrated health care delivery networks and individual hospitals to electronically acquire, record, store, analyze and distribute patient medical data. The Company believes that its ability to offer integrated clinical information systems and patient monitoring and diagnostic cardiology equipment provides it with significant competitive advantages over companies that market only equipment or clinical information systems. The Company has made a substantial commitment to research and development and is well known for its technological innovation and quality, dating back to 1965 when it introduced the first centralized ECG processing and storage system.

          Patient monitoring systems and diagnostic cardiology products accounted for approximately 48% and 33% of net sales, respectively, for the year ended April 30, 1997 ("Fiscal 1997") with the remaining 19% of net sales relating to supplies and after market services. The Company's products are sold in more than 65 countries throughout the world, with the U.S. and international markets accounting for approximately 61% and 39%, respectively, of net sales for Fiscal 1997. The Company's products are used principally in critical and intensive care units, operating and recovery rooms, step-down units, labor and delivery units, the cardiology department, the Cath Lab and related areas of acute care hospitals. In addition, Marquette products increasingly are being used in smaller hospitals, medical clinics, outpatient surgery centers, physician offices and the home.

          The Company estimates that the worldwide market for patient monitoring systems is approximately $1.6 billion, of which approximately $800 million is attributable to the U.S. Marquette's patient monitoring systems continuously acquire, analyze, store, display and print patient physiological information, providing attending medical personnel a means to continuously evaluate a patient's condition. Patient monitoring systems include bedside, telemetry, anesthetic and respiratory gas, maternal/fetal, neonatal and home care and clinical information systems. The Company believes it is one of the leading manufacturers of maternal/fetal, bedside and telemetry monitoring systems. The Company offers fully integrated, networked, open architecture clinical information systems that process information obtained from patient monitors and various other sources, including Marquette's and other companies' products, to create an interactive electronic patient medical record.

          The Company estimates that the worldwide market for diagnostic cardiology products is approximately $1 billion, of which approximately $430 million is attributable to the U.S. Marquette's diagnostic cardiology products are used to diagnose cardiac disorders through the detection, recording and analysis of electrical signals and other information relating to the heart. These include resting, exercise testing and Holter (ambulatory) ECG equipment, cardiovascular information systems, cardiac defibrillators, cardiac catheterization laboratory monitors, and photo image and digital image processing equipment. The Company believes it is one of the leading manufacturers of cardiovascular information systems and cardiac catheterization laboratory monitors. The Company offers an open architecture cardiovascular information system that accepts and stores data from electrocardiographs and other diagnostic cardiology products to create a patient-specific cardiology database for comparative and other purposes.

     Addressing Market Needs

          Health care providers are increasingly differentiating medical equipment vendors based on their ability to provide clinical management and patient administration systems that deliver better quality care at lower costs. Marquette is addressing these market needs with a total systems approach based on a combination of its broad product lines, open architecture Unity Network and its clinical process expertise.

          Marquette's Unity Network is an integrated system which enables a wide range of patient monitoring, diagnostic cardiology and clinical information systems to be interconnected and to interface with hospital information systems maintained by its customers. Reports can be generated that provide the data in both clinical and administrative form to aid in improving the quality of care in the most cost effective manner. The Unity Network is designed to (i) communicate patient information from bedside and telemetry monitors to central nurses' stations, (ii) allow clinicians to view patient information from various areas of the hospital or from remote locations via telephone lines and modems, and (iii) electronically transfer patient information to care units, outpatient facilities or physicians' offices.

          Marquette differentiates itself from other medical equipment vendors by addressing market needs with a total solutions approach:

          First, Marquette offers its customers a broad product line and the ability to equip and supply multiple areas along the continuum of care, thereby enabling integrated health care delivery networks and hospitals to gain efficiencies through standardization with a single vendor.

          Second, Marquette offers its customers the ability to construct an information network infrastructure and clinical information systems to enhance the utilization and clinical value of the Company's patient monitoring and diagnostic cardiology products as well as other medical equipment vendors' products to which the Unity Network can be interfaced.

          Third, Marquette provides its customers expertise in clinical problem solving, systems integration and process improvement to customize the configuration of the Company's products and systems to optimize clinical applications for the customers' various care areas and patient management needs.

     Business Strategy

          The Company's objective is to be the premier provider of medical systems for patient monitoring and diagnostic cardiology across the continuum of care. The elements of the Company's strategy to achieve this objective are identified below.

          Enter New Care Areas. The Company seeks to capitalize on the shift from critical care to subacute care, physician offices and home care through the introduction of newly designed patient monitoring and diagnostic cardiology products aimed specifically at these evolving care areas. The Company believes that there is a greater potential for growth in these care areas than in the hospital market in which the Company's products have historically been sold. The Company is developing new products that address the functional needs of these lower acuity care areas based on the Company's technological expertise developed in connection with its hospital products.

          Broaden and Enhance Existing Product Lines. The Company is adding depth to its product lines by introducing products at lower price points. The Company has implemented this strategy by developing products internally, forming strategic alliances and through acquisitions. For example, as part of the E for M acquisition, the Company obtained Hellige's development efforts relating to a high performance, compact, portable, battery-powered, multiparameter patient monitor.

          Continue Development of Clinical Information Systems. The networking of the Company's products through clinical information systems enhances the value of the Company's products to customers and will continue to be a focus of the Company's product development efforts. The Company believes that the development of expanded clinical information systems capabilities is an important element of Marquette's competitive advantage in the patient monitoring and diagnostic cardiology markets.

          Increase Penetration of International Markets. International sales have increased from approximately 33% of net sales for the year ended April 30, 1996 ("Fiscal 1996") to approximately 39% of net sales for Fiscal 1997 primarily due to the acquisition of E for M. The Company will continue to seek greater penetration of the European market, where the E for M acquisition has substantially broadened the Company's distribution network. The Asia/Pacific market accounted for approximately 7% of the Company's net sales for Fiscal 1997 and has been identified by the Company as an area for potential growth.

          Increase Recurring Revenue Streams. The Company is focused on increasing its recurring revenue by actively developing the disposable supplies market for the products it sells. The Company seeks to continue to leverage its installed based to further increase sales of supplies and services related to its equipment. Additionally, the Company seeks to leverage the brand-name recognition generated through its equipment sales to increase sales of technology-distinguished supplies related to a broad range of medical products manufactured by the Company and others.

          Enhance Profit Margins. The Company continually seeks to improve gross margins by increasing capacity utilization at existing manufacturing facilities and utilizing global purchasing contracts to reduce material and component costs. Additionally, the Company seeks to control operating costs such as engineering and general and administrative expenses relative to sales growth in order to increase operating margins.

     Patient Monitoring

          Marquette's patient monitoring systems continuously acquire, analyze, store, display and print patient physiological information such as ECGs, pulse rate, blood pressure, temperature, gas measurements, respiration rate and oxygen saturation in the blood. This information provides attending medical personnel a means to continuously evaluate a patient's condition.

          The Company estimates the worldwide market for patient monitoring is approximately $1.6 billion, of which approximately $800 million is attributable to the U.S. Recent market growth has been driven principally by demographic trends resulting in larger numbers of ill and elderly patients. Future market growth is also expected to result from emerging monitoring demand in new care areas which previously did not use or require monitoring. As health care providers seek to reduce costs, significant portions of patient care are being delivered in lower acuity care areas. Many patients who in the past would have remained in the intensive care unit and received care with a 1:1 patient-to-nurse ratio for extended periods of time are being moved to lower acuity care areas with a 4:1 or 6:1 patient-to-nurse ratio in which portable monitors or telemetry is used. These areas, which include step-down and subacute areas of hospitals, outpatient care facilities and home care, are expected to provide significant growth opportunities.

          Marquette has leveraged its expertise in microprocessor design, advanced circuit development and software programming to establish itself as a global leader in physiological data acquisition and analysis. The Company has well known core competencies in ECG signal acquisition and analysis, pulse oximetry monitoring, invasive and non-invasive blood pressure measurement, cardiac output determination and respiratory gas analysis, and is actively involved in the advancement of measurement techniques and algorithms in these areas.

          In May 1994 the Company acquired Corometrics Medical Systems, Inc. ("Corometrics"), a designer and manufacturer of fetal and neonatal monitoring systems, and one of the leading providers of clinical information systems for labor and delivery applications. The Corometrics acquisition allowed the Company to expand its product offerings to the labor and delivery care area with a well recognized trade name and an established market position. The Company believes that its Corometrics and Marquette brand names are widely recognized for excellence and innovation in the patient monitoring sector.

          The following table provides information with respect to the Company's principal patient monitoring systems.

                               Approximate                             Introduc-
                                  List              Principal            tion          Care
      Product Category         Price Range           Product             Date          Areas
      ----------------         -----------           -------           ---------      ------
Modular Bedside Monitors      $13,000-       Solar 8000                   1995    Intensive Care,
                              $25,000        Solar 9000                   1996    Acute Care

Configured Bedside            $ 6,500-       Eagle 3000                   1995    Intensive Care,
Monitors                      $20,000        Eagle 4000                   1995    Acute Care, General
                                             Eagle 1000 (Portable)        1996    Care, Portable and
                                                                                  Transport

Telemetry Monitoring          $6,500 per     CD - Telemetry LAN           1991    Ambulatory Care and
Systems                       bed            System                       1995    Sub Acute Care
                                             APEX Transmitter

Anesthetic and Respiratory    $10,000-       RAMS Mass Spectrometer       1995    Intensive Care,
Gas Monitoring Equipment      $60,000        SAM IR Anesthetic            1995    Acute Care
                                             Agent
                                             Module

Maternal/Fetal Monitoring     $4,800-        Model 150/Antepartum         1992    Labor and Delivery
Equipment                     $18,000        Model 151/Intrapartum        1994
                                             Model 118/Intrapartum        1994
                                             Model 155/Antepartum         1996
                                             Model 340 Telemetry          1996
                                             /Intrapartum
                                             Model 120 Series             1997

Neonatal Monitoring           $8,000-        Eagle 4000N                  1993    Intensive Care
Equipment                     $20,000        Model 556 (color)            1994
                                             Solar 7000N                  1995
                                             Eagle 3000N                  1996
                                             Solar 8000N                  1996

Home Care Monitoring          $1,500-$3,800  500E                         1986    Home Care
Equipment                                    500EXL                       1995
                                             510/511                      1996
                                             Event-Link                   1996

Clinical Information          $40,000-       QS System                    1996    All care areas
Systems                       $1,500,000

          Modular Bedside Monitors are used to continuously acquire, analyze and monitor physiological information from critically ill patients located in intensive and critical care units and operating rooms. These devices use multiple software modules for separate physiological parameters to adjust the device configuration at the point of care to meet the monitoring needs and acuity of any particular patient.

          The Solar 8000, the Company's principal modular bedside monitor, features a hardware base which offers the user the flexibility to choose among various features and capabilities, including acquisition and analysis of 12-lead ECGs and point-of-care blood gas analysis, through the addition of software modules. A new single parameter Solar module library can be configured for between one and eight physiological parameters to meet a full range of monitoring configuration needs.

          Marquette recently introduced the Solar 9000, a more advanced modular bedside monitor that provides local area network computer and internet connection capabilities. Initially, the Solar 9000 is targeted to operating rooms that require combined vital signs monitoring and clinical information management.

          Configured Bedside Monitors are very similar to the modular bedside monitors in their continuous vital signs monitoring capabilities. However, they do not permit point-of-care configurability. In most cases, these devices are used to monitor patients in less acute settings or in places where general purpose monitoring is needed, such as post-anesthesia care/recovery units or the emergency department.

          The Company offers the Eagle 4000, 3000 and 1000 configured bedside monitors. The Eagle 4000 is the most advanced of these products and is capable of monitoring 12-lead ECGs, (including the ST segment of the ECG waveform) and carbon dioxide levels. The Eagle 3000 is lower priced and offers fewer features than the Eagle 4000. The Company believes that the current features of the Eagle 3000, together with its lower price compared to the Eagle 4000, should enable the Eagle 3000 to further penetrate the configured bedside monitor market. The Eagle 1000 is a low cost battery-powered portable monitor that is available in a variety of configurations and is especially well suited to compete in cost sensitive markets outside the U.S.

          Telemetry Monitoring Systems continuously collect ECGs from a device worn by the patient and transmit the data via radio frequency to a central receiver unit and viewing station. These systems are designed for patients who are not confined to their beds, which generally includes post-operative patients and others in the recovery process. Telemetry monitoring systems represent an increasing share of the market for monitoring equipment because they allow patients to be ambulatory, which facilitates earlier discharge from the hospital.

          Marquette competes in this category with its CD-Telemetry LAN System and APEX Telemetry Transmitter. The Company has entered into several recent strategic alliances which add patient and staff tracking and location capabilities, and clinician/caregiver paging with alarm event view on the pager.

          Anesthetic and Respiratory Gas Monitoring Equipment are used in tandem with the Company's other vital sign monitors and diagnostic products for cardiopulmonary monitoring in anesthesia, post-operative recovery, critical care and pulmonary function laboratories. Gas monitoring products are used to verify the accuracy of anesthetic gas vaporizers and delivery systems before, during and after surgery, and measure pulmonary functions such as oxygenation and ventilation. Gas monitors also detect potentially life-threatening conditions such as hyperventilation (excessive pulmonary gas exchange), hypoventilation (inadequate pulmonary gas exchange), pulmonary air embolus (air bubbles in the pulmonary blood stream), and equipment malfunction during surgery.

          The Company offers products using two methodologies for multiple gas detection and analysis: mass spectrometry and infrared spectroscopy. The Company's mass spectrometry product, the RAMS, provides a comprehensive analysis of gases administered/monitored during surgery. The Company's infrared spectroscopy product, consisting of the SAM IR Anesthetic Agent Modules, allows for cost-effective intraoperative monitoring of anesthetic agents, carbon dioxide, and oxygen.

          Maternal/Fetal Monitoring Equipment provides electronic monitoring of the fetal heart rate and uterine activity as well as maternal parameters such as ECG, non-invasive blood pressure and pulse oximetry. The Company offers a broad line of Corometrics brand perinatal products used in hospitals, physician offices and other clinical settings for care of mother and child during pregnancy (antepartum) and delivery (intrapartum).

          The antepartum monitors, Models 145, 150 and 155 offer a full range of non-invasive fetal surveillance throughout high risk pregnancies. The ability to offer dual ultrasound heart rate for twin monitoring, external uterine contraction monitoring and electronic fetal movement detection allows flexibility in assessing fetal well-being during pregnancy.

          The intrapartum monitors, Models 151, 118 and 340 Telemetry allow for both non-invasive and invasive fetal ECG monitoring and uterine contractions. In addition, the Model 118 was the first product to combine fetal monitoring with maternal vital signs, non-invasive blood pressure and oxygen saturation. This combined maternal/fetal monitor allows assessment of the maternal and fetal response to labor events which may affect the intrauterine environment, including anesthesia, induction of labor and recovery of the mother. The Model 118 is ideally suited to the new concept in obstetrical care of providing labor, delivery, recovery and postpartum (LDRP) in one room. The Model 120 series expands the capability of the Model 118 and provides a display of maternal ECG waveforms. This feature allows the clinician advanced monitoring capability. The Model 340 Telemetry system allows ambulatory patients to be monitored during labor.

          Neonatal Monitoring Equipment provides continuous monitoring of neonates and allows clinicians to record, analyze and react to a neonate's changing conditions. The Company's neonatal product line meets the monitoring requirements of the less critical to the most critically ill neonate. These monitors are capable of displaying multiple measurements such as ECG, respiration, invasive pressures, temperatures, pulse oximetry and non-invasive blood pressure. Using the Eagle and Solar monitoring platforms, the Corometrics brand products have added neonatal features such as superior respiration detection algorithms and trending, thereby customizing these monitors to the needs of the neonate in the neonatal intensive care unit. In addition, the more compact and cost effective Model 556 monitor is designed for lower acuity nurseries.

          Home Care Monitoring Equipment incorporates the technological advances of the Corometrics brand hospital based monitors with the simplicity that home use requires. Corometrics introduced the first battery backup and internal memory apnea monitor in the 1980s. In 1995, the Model 510/511 became the first apnea monitor with integrated pulse oximetry cleared by the FDA for use in the home, and the Company believes the Model 510/511 remains the only monitor of its kind on the market today. The 500 series of apnea products and Event-Link software allows home care clinicians to collect, store and analyze monitoring data to provide objective documentation of alarm cause and effect, allowing more cost efficient care of the patient in the home.

          Clinical Information Systems integrate and store data coming from multiple patient care areas. The data can be charted, reviewed and presented in hospital selected formats that provide clinicians with a comprehensive overview of patient status. Reports can then be generated that provide the data in both clinical and administrative form to aid in improving the quality of care in the most effective manner.

          The Company's product platform, the QS System, is designed to integrate data from all care areas, including labor and delivery, the neonatal intensive care unit, general floor, intensive care unit, critical care unit, operating room and perioperative unit. Interfaces also exist for most lab and hospital information systems as well as for all Company patient monitoring systems and the patient monitoring products of other companies. Integrated clinical applications can include remote site access that enables satellite hospitals, clinics and physicians to be linked to the centrally-located system. The QS System can be customized to meet the most basic entry level requirements to the most complex whole hospital solutions involving wide area networks. The Company believes that one of the primary advantages of the QS System is its ability to interconnect and interface with hospital information systems through the Unity Network.

     Diagnostic Cardiology

          Marquette's diagnostic cardiology products are used to diagnose cardiac disorders through the detection, recording and analysis of electrical signals and other information relating to the heart. Coronary artery disease is the leading cause of death of adult Americans today, and accounts for over 20 percent of the national health care budget.

          The Company estimates the worldwide market for diagnostic cardiology products is approximately $1 billion, of which approximately $430 million is attributable to the U.S. An aging population, the increasing trend towards preventative rather than corrective medicine and a general preference for less invasive procedures are the factors expected to generate increased demand for the Company's diagnostic cardiology products.

          Marquette believes its cardiovascular information solution, the MUSE CV/TM/ information system, is one of the leading products used to store, manage, process and deliver the entire cardiology patient file. The system delivers advances in patient databasing, hospital information system interfaces, network connectivity, internet technology, e-mail accessibility and health care protocol standards.

          In January 1996, the Company acquired E for M Corporation ("E for M"). Through the acquisition, Marquette added new cardiac imaging capabilities, broadened its diagnostic cardiology product line and expanded its customer base for cardiology systems. E for M's product lines also include high quality cineangiography film and digital imaging products. Also, the E for M acquisition, which included all of the stock in Hellige GmbH ("Hellige"), added European manufacturing, marketing and distribution facilities. The acquisition of E for M allowed the Company's MUSE CV cardiovascular information system to expand its functionality into image and electrophysiology management. Management believes Marquette has the only complete Cath Lab solution providing electrophysiology and hemodynamic monitoring, digital imaging and cardiology patient information management.

          The following table provides information with respect to the Company's principal diagnostic cardiology products.


                               Approximate                      Introduc-
                                   List         Principal         tion          Care
      Product Category         Price Range       Products         Date          Area
      ----------------         -----------      ---------       ---------       ----
Resting ECG Equipment          $1,800-      Mac PC                 1985    Intensive Care,
                               $15,000      Mac 6                  1989    Acute Care,
                                            Mac VU                 1991    General Purpose,
                                            Mac 8                  1993    Emergency Care,
                                            CardioSmart            1994    Sub Acute
                                            MicroSmart             1996

Exercise Testing ECG           $4,000-      MAX 1                  1989    General Purpose,
Systems                        $23,000      CASE 16                1994    Sub Acute
                                            MAX Personal           1995
                                            CardioSys XT           1996
                                            CardioSmart ST         1997

Holter (Ambulatory) ECG        $21,000-     CENTRA                 1989    Ambulatory Care,
Equipment                      $60,000      SXP                    1991    Home Care
                                            Memoport               1995
                                            MARS                   1996

Cardiovascular Information     $30,000-     MUSE CV                1996    Intensive Care,
Systems                        $300,000                                    Acute Care,
                                                                           General Purpose,
                                                                           Emergency Care,
                                                                           Sub Acute Care

Cardiac Defibrillators         $2,000-      CardioServ 360+        1991    Intensive Care,
                               $14,500      1250 Series            1991    Acute Care,
                                            1500 Series            1991    General Purpose,
                                            CardioServ             1993    Emergency Care,
                                            2500 Series            1996    Portable and
                                                                           Transport, Sub
                                                                           Acute Care

Cardiac Catheterization        $90,000-     Mac Lab                1990    Intensive Care
Equipment                      $160,000     Midas 6000             1993
                                            Midas 8000             1995

Photo Image and Digital        $10,000-     AccuVision Series      1995    Intensive Care
Image Processing Equipment     $125,000

          Resting ECG Equipment is designed to record an ECG of a patient who is at rest, and are generally mounted on a wheeled cart for movement to the patient's bedside or elsewhere as needed. The Company's electrocardiographs permit as many as 14 lead wires to be attached to patients, maximizing the amount of data that can be acquired. The Company's extensive line of resting electrocardiographs is designed for use across the spectrum of care areas, including acute care hospitals, outpatient surgery centers, ambulances and physicians' offices. The Company's resting electrocardiographs perform immediate analysis of ECGs, store ECGs for further analysis and can communicate ECGs electronically to other electrocardiographs or other equipment, including cardiovascular information systems, for storage and comparison.

          Exercise Testing ECG Systems are used to diagnose cardiac disease and assess its severity by stressing the heart through physical exercise to elevate its blood flow requirement. While this stress exists, any significant obstruction in the coronary arteries limits the flow of blood and results in cardiac dysfunction, which can be detected by a physician using electrocardiography. The Company's exercise testing ECG systems are predominantly used in physician offices and hospitals. The Company's CardioSys/TM/ system is capable of communicating ECGs electronically to other electrocardiographs or other equipment, including cardiovascular information systems, for storage and comparison.

          Holter (Ambulatory) ECG Equipment is designed to provide ECG information from an ambulatory patient who experiences intermittent symptoms such as palpitations, angina or loss of consciousness through a small recording device over the course of an extended period (usually 24 hours), in or out of the hospital. The Company has recently introduced MARS (Multiparameter Analysis Review Station), a new generation of Holter (ambulatory) ECG equipment. It combines the ability to analyze signals acquired from the Company's line of intensive care or telemetry monitors with those of a traditional Holter monitor, thus reducing the length of stay for many patients who might otherwise be delayed in the hospital waiting for tests to be performed or interpreted.

          Cardiovascular Information Systems are designed to accept data from outlying electrocardiographs via telephone line, diskette or direct connection, store hundreds of thousands of ECGs and quickly retrieve them for comparison with ECGs currently being reviewed.

          The Company's latest cardiovascular information system, the MUSE CV/TM/, is an open architecture system designed for hospitals. In addition to storing, analyzing and retrieving ECGs taken at rest, MUSE CV provides similar capability for Holter ECGs, exercise testing ECGs, and other testing procedures and integrates all of the Company's diagnostic cardiology products together through networking and computer processing, creating a complete cardiology patient file. MUSE CV also provides an interface to the hospital's information system. MUSE CV can generate billing and activity reports which can assist a hospital or other user in cost control and decrease the possibility of tests remaining unbilled. Many

     MUSE CV systems serve more than one hospital, with outlying hospitals employing workstations connected to the central MUSE CV by telephone lines, permitting cardiologists at the central hospital to assist in treating large numbers of patients in wide geographical areas.

          Cardiac Defibrillators are designed to restart the heart of victims of sudden cardiac arrest, a severe form of heart attack. Cardiac arrest is among the leading causes of death in the U.S. The highest incidence of cardiac arrest occurs outside the hospital. The Company markets a number of defibrillator models for pre-hospital and hospital use. Marquette's Model 1500 is the only pre-hospital defibrillator that provides 12-lead ECG acquisition and pacing, and can transmit ECGs directly to the hospital's cardiovascular information system. The Company's hospital line of defibrillators can be used in all care areas, including the exercise testing lab, patient transport and the emergency department.

          Cardiac Catheterization Equipment is used in various cardiovascular procedures performed in the Cath Lab and the EP Lab. In vascular or "hemodynamic" studies, the catheter, with attached physiological sensors, is used to measure temperature and blood pressure in various parts of the heart and the surrounding circulatory system, as well as determining the volume of blood being pumped by the heart. Electrophysiology studies are performed to evaluate the process of the conduction of electricity through the heart as the heart contracts and to diagnose the mechanisms of abnormal heart rhythm. The Company's Midas System 8000 is the only system that combines complete electrophysiology and hemodynamics into one workstation, maximizing the utilization of the workstation. The system is specially configured to assist cardiologists with fast, accurate collection and analysis of physiological data.

          Photo Image and Digital Image Processing Equipment is used to view the performance and function of a patient's coronary vasculature to assist in the detection, diagnosis, treatment and prevention of cardiac diseases and injuries, particularly in connection with cardiac catheterization. The Company's photographic and digital imaging systems allow the capture, storage and review of these images. The Company's photographic systems utilize a variety of 35mm high grade films produced under the Company's label by third-party manufacturers and offer a number of different processing chemistries. The Company's digital image processing systems capture analog images from X-ray, ultrasound and other common imaging sources and convert them to digital images. These systems then manage the digitized images so they can be enhanced, quantified, reviewed in real-time, transmitted over networks and/or archived on CD-R media. The Company does not manufacture or sell the X-ray, ultrasound or other imaging source associated with this process.

     Supplies and Disposables

          The Company manufactures, markets and distributes a broad spectrum of disposable supplies and disposables used primarily in conjunction with the Company's large installed base of patient monitoring systems and diagnostic cardiology products. These products include ECG and other recording paper, monitoring and diagnostic electrodes, patient belts and straps, disposable and reusable blood pressure cuffs, disposable water traps, temperature probes, pulse oximetry probes and ambulatory ECG/telemetry hookup kits. In addition, the Company utilizes its product expertise and manufacturing capacity to produce private label products for third parties.

          The Company seeks to continue to leverage its installed base to further increase sales of supplies and services related to its equipment. Additionally, the Company seeks to leverage the brand-name recognition generated through its equipment sales to increase sales of technology-distinguished supplies related to a broad range of medical products manufactured by the Company and others. To implement this strategy the Company recently created supplies and disposable products as a separate division of the Company and devoted additional management resources to the division.

     Customer Service

          The Company's service operations are responsible for equipment installation at customers' sites and for the fulfillment of the Company's warranty and maintenance commitments. Most equipment sold by the Company is fully warranted for all parts and labor for one year. The Company offers a variety of post-warranty service agreements permitting customers to contract for the level of equipment maintenance and repair they require.

          In addition to warranty and post-warranty maintenance service, the Company performs circuit board repairs on a 48-hour return basis, and manufactures and markets replacement parts to the Company's dealers and equipment users. The Company offers repair and maintenance training classes throughout the year for customers and dealers. In addition, the Company supports customers, dealers and the Company's field personnel by providing telephone assistance on service problems.

          The Company has a national network of approximately 167 service technicians located throughout the U.S., and approximately 125 service technicians located in Europe. At its operations in Germany, the Company operates a parts and support center for European service. In some foreign countries, if direct Company field engineers and technicians are not conveniently located, employees of local dealers provide warranty and field maintenance service.

     Research and Development

          Marquette has made a substantial commitment to product research and development throughout its history and has introduced major new products in each of its product lines during the past three years. The Company expended $30.7 million, $37.3 million, and $48.1 million on research and development, which represented approximately 9.0%, 9.0% and 8.9% of net sales for the fiscal years ending April 30, 1995, 1996 and 1997, respectively. Marquette has leveraged its expertise in microprocessor design, advanced circuit development and software programming to establish itself as a global leader in physiological data acquisition and analysis. The Company has well-known core competencies in ECG signal acquisition and analysis, pulse oximetry monitoring, invasive and non-invasive blood pressure measurement, cardiac output determination and respiratory gas analysis, and is actively involved in the advancement of measurement techniques and algorithms associated with each area. The Company's primary product development efforts are carried out at the division level. In addition, the Company maintains a 17,000 square foot dedicated Research and Development Center approximately one mile from its corporate offices in Milwaukee, Wisconsin.

          The Company's research and development strategy is to improve and expand its product line through innovative engineering and to create diagnostic and monitoring technologies that address problems brought to its attention by contacts in the medical community, particularly those technologies which improve quality of care and reduce costs. For example, Marquette's telemetry products improve the quality of care by tracking ambulatory patients and alerting the nurse at the central control station if the patient has an event. Additionally, the Solar 8000 modular bedside monitor was recently redesigned to reduce production costs by reducing the number of circuit boards from three to one and by utilizing an off-the-shelf display. In addition, the Company seeks to be first to market with new products, to enter new markets and to respond to market trends.

          The Company's product engineers work closely with the Company's sales force and customers to modify and improve current products. In addition, these engineers assist with the integration of components or technologies across several Company product lines to enhance product competitiveness.

     Sales, Distribution and Marketing

          The Company's products are used principally in the critical and intensive care units, operating and recovery rooms, step-down units and related areas of acute care hospitals, particularly those institutions specializing in the diagnosis and treatment of heart disease, together with labor and delivery units. Marquette products increasingly are also being used in medical clinics, outpatient surgery centers, physician offices and the home.

          The U.S. has been the principal geographic market for the Company's products. Over the past ten years the Company has sought to develop its international market standing, and international sales increased from approximately 33% in Fiscal 1996 to approximately 39% in Fiscal 1997. The Company will continue to seek greater penetration of the European market, where the E for M acquisition has substantially broadened the Company's distribution network.

          The Company has a direct sales force in the U.S. of approximately 282 sales representatives, clinical specialists, and managers, as well as 7 national account managers. In addition, the Company has approximately 120 and 8 direct sales employees in Europe and Australia, respectively, as well as numerous dealers in both markets. The remaining international markets, primarily Japan, China, Southeast Asia, India, Latin America and Canada, are served by distributorship arrangements under which a local dealer buys products from the Company at a discount for resale within its own territory.

          Because most Company products are highly technical requiring extensive training in their application and operation, the Company's sales organization is organized along divisional product lines, including technical support groups which consist primarily of nurses, biomedical engineers and clinicians. In addition, the Company believes its reputation in diagnostic cardiology enables it to obtain an entry to patient monitoring systems sales. The Company has also designated certain senior sales personnel to act as "Unity Team Managers" to coordinate multiple product line sales to the same customer. The Company maintains demonstration equipment so that sales personnel can make on-site clinical demonstrations for equipment sales. The Company offers technical seminars and training sessions on a worldwide basis, and furnishes instruction manuals, maintenance manuals, operator guides, application information and software in foreign languages, as required.

          In recent years, many hospitals have joined buying groups or have been acquired by large hospital chains permitting them to negotiate with suppliers of hospital equipment to obtain more favorable pricing on large quantity purchases. In addition, some large hospitals, chains and buying groups prefer to negotiate with a limited number of vendors who can provide a broad range of products used by the hospital or group. While the Company believes that the existence of these groups will present a marketing opportunity for the Company, there can be no assurance that the Company will be able to negotiate purchasing arrangements with all of these groups or on terms that are favorable to the Company. The Company currently has purchasing arrangements in place with many national and regional hospital systems, including Columbia/HCA Healthcare Corporation, Tenet Healthcare, Inc., and many purchasing groups, including MAGNET, AmeriNet, and CMMA (Catholic Materials Management Alliance), as well as with various subdivisions of the federal government.

          The Company has an arrangement with a third party leasing company which provides customer financing. Under this arrangement, the Company is paid in full for its products, and the leasing company assumes credit risks. The Company also directly provides lease financing in certain circumstances and equipment rentals.

          The Company also offers a Managed Use Program, permitting hospitals to make payments to the Company based upon the frequency of use of equipment by the hospital. Under the Managed Use Program, the Company has the right to increase or reduce the number of equipment units deployed at the hospital to correlate with the degree of use of the units at the hospital. The Company believes that the program is being well received by the market and will further facilitate distribution of the Company's products by permitting hospitals to better correlate their equipment to their needs.

          The Company markets and distributes its supplies in the U.S. through an in-house telemarketing group, its national direct sales force and a number of dealers. The Company distributes its supplies outside of the U.S. through its direct sales force in Europe, its Australian subsidiary and through independent dealers.

     Manufacturing

          Marquette internally controls all critical manufacturing processes, including state-of-the-art circuit board assembly and thick film hybrid and multichip module assembly, utilizing advanced assembly and subassembly burn-in systems. The Company partners with major suppliers by locating supplier inventories on Marquette premises, thereby reducing Company inventory costs and improving access to technical components.

          The Company believes that its facilities are modern, well maintained and adequate for its present needs. (See Item 2-Properties).

     Competition

          The markets for the Company's products have historically been highly competitive. The consolidation of health care providers in the U.S. and the national effort to curtail increases in medical care costs have increased the level of competition. Although the Company competes directly with other providers of medical equipment, no one company or group of companies competes with the Company across its full line of products. The Company's primary competitors in patient information monitoring include Hewlett-Packard Corporation, Siemens Medical Systems, Inc., SpaceLabs Medical, Inc. and Datex Company, and in diagnostic cardiology include Hewlett-Packard Corporation, Schiller AG and Quinton Instrument Company, a subsidiary of American Home Products Corporation. Certain of these competitors are larger and have greater financial and marketing resources than Marquette. The principal competitive factors that differentiate one manufacturer from another in the market are a manufacturer's reputation for producing accurate, reliable and technically advanced products, product features, product line breadth, price, expected medical cost savings and effectiveness of sales and marketing efforts.

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

     Government Regulation

          The medical devices manufactured and marketed by the Company are subject to extensive and rigorous regulation by the FDA and, in many instances, by state and foreign governments. Under the FDC Act, the FDA regulates, among other things, the testing, manufacturing, labeling, distribution and promotion of medical devices in the U.S. To facilitate compliance with the FDC Act and regulations promulgated thereunder, the Company, from time to time, may institute voluntary compliance actions such as product recalls when it believes it advisable to do so. The failure of the Company to comply with FDA requirements could result in warning letters, injunctions, civil penalties, mandatory recall or seizure of products, total or partial suspension of production, the government's refusal to grant, or withdrawal of, marketing authorizations, and criminal prosecution.

          In general, before a new medical device may be marketed in the

     U.S., the manufacturer must obtain marketing authorization from the FDA through either clearance of a pre-market notification submission (a "510(k) submission") or approval of a pre-market approval application. In addition, changes to a medical device that significantly affect the safety or efficacy of a marketed device are subject to FDA review and clearance or approval.

          The Company's products have not generally been subject to the comprehensive pre-market approval requirements, but are generally subject to pre-market notification requirements. The FDA may grant marketing clearance of a new medical device pursuant to a 510(k) submission if it determines that the device is substantially equivalent to a predicate device that did not require pre-market approval. A 510(k) submission must be supported by information demonstrating substantial equivalence. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including the submission of clinical data in some cases. It generally takes from four to 12 months from submission to obtain clearance of a 510(k) submission, but it may take longer. The FDA has no specific time limit by which it must respond to a pre-market notification submission.

          As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, including compliance with current good marketing practices ("GMPs") and similar regulations in other countries, which include testing, control and documentation requirements, and medical device reporting requirements. The FDA recently revised its medical device GMP regulation, and the new regulation, which goes into effect later this year, permit the FDA to regulate the design as well as manufacture of medical devices and make a number of other significant changes in regulatory requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries.

          Federal, state and foreign regulations regarding the development, manufacture and sale of medical devices are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. The Company also seeks, where appropriate, to comply with safety standards of Underwriters Laboratories, the Canadian Standards Association, the European Economic Community and other countries in which it markets products.

          The Company's products are used by health care providers for diagnostic testing services and other services for which the providers may seek reimbursement under the federal Medicare and Medicaid programs or from other governmental and private payers. Such reimbursement is subject to federal regulations and policies and regulations of other payers. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests and recently has instituted changes that may further limit the amount of such reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Federal and state regulations regarding the amount and manner of reimbursement are subject to change. National health remains a priority item on its legislative agenda and there are a number of bills presently being considered in both Houses of Congress. The Company is unable to predict the impact, if any, that such change or legislation might have on its business.

          In addition to laws and regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.

     Product Liability and Insurance

          The use of the Company's products in the delivery of medical services involves the possibility of adverse effects that could expose the Company to product liability claims. A recent U.S. Supreme Court decision held that product liability may exist despite FDA approval and future court decisions may also increase the Company's risk of product liability. The Company is involved in various legal proceedings, including product liability suits of a nature considered normal to its business. The Company's products are used by health care providers in connection with the treatment of patients, who will, on occasion, sustain injury or die as a result of their condition or medical treatment. If a lawsuit is filed because of that occurrence, the Company, along with physicians and nurses, hospitals and other medical suppliers, may be named as a defendant, and whether or not the Company is ultimately determined to be liable, the Company may incur significant legal expenses. In addition, such litigation could damage the Company's reputation and therefore impair its ability to market its products, and impair its ability to obtain product liability insurance or cause the premiums for such insurance to increase. The Company carries product liability insurance coverage under several policies with an aggregate loss coverage which the Company believes is sufficient. However, in the future the Company may be unable to obtain adequate product liability coverage on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company that are not covered by insurance or exceed policy limits could have a material adverse effect on the Company's business, financial condition and results of operations.

     Employees

          At April 30, 1997, the Company had approximately 2,347 employees in the U.S. and approximately 803 employees outside the U.S., including approximately 1,005 employees engaged primarily in sales, approximately 927 employees engaged primarily in manufacturing, approximately 461 employees engaged primarily in research and product development and approximately 353 employees primarily engaged in service. Management considers employee relations to be excellent.

          The Company believes that high levels of employee support and participation significantly contribute to the Company's business success. Therefore, the Company has implemented various employee benefit programs and work-related policies. Employees are permitted to personalize their work areas and determine their own flexible work schedules. The Company also provides many of its employees with day care facilities, exercise facilities, and a tuition reimbursement program. It also encourages direct and individual ownership by employees of Common Stock through its 401(k)- Profit Sharing Plan and grants of stock options.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is information regarding executive officers who are not also directors.

            Name                     Age              Position with the Company

     Mary M. Kabacinski               48              Senior Vice President,
                                                      Chief Financial Officer and
                                                      Treasurer

     Karl F. Braun                    64              Vice President-EMEA

     Gerald G. Woodard                50              Division President-Patient
                                                      Monitoring

     Steven G. Books                  47              Division President-Cardiology

     Gerald J. Lentz                  50              Division President-Service

     P. Michael Breedlove             53              Division President-E for M
                                                      Imaging Systems

     James R. Mertens                 44              Division President-E for M

                                                      Cath Lab

     Louis P. Scafuri                 45              Division President-
                                                      Corometrics Medical
                                                      Systems

     Mark R. Tauscher                 45              Division President-Supplies
                                                      Division

          Mary M. Kabacinski became the Senior Vice President of the Company in August, 1996, Vice President and Chief Financial Officer of the Company in July, 1991 and Treasurer of the Company in 1989. Prior to her employment with the Company, Mrs. Kabacinski was a tax manager at Arthur Andersen LLP.

          Gerald G. Woodard became Division President-Patient Monitoring in January, 1997. Mr. Woodard was Vice President-Sales and Marketing from October, 1995 to January, 1997 and Director of Operations of Quantitative Medicine, Inc. from January, 1992 to October, 1995.

          Karl F. Braun became Vice President-EMEA in May, 1996. Mr. Braun became Managing Director of Hellige GmbH, a wholly-owned subsidiary of the Company, in May, 1994 and was Director of Marketing and Development for Hellige from June, 1993 to May, 1994. Mr. Braun was Vice President-Cardiology of Hellige from September, 1989 to June, 1993.

          Steven G. Books became Division President-Cardiology in May, 1996. Mr. Books was Vice President-Cardiology Division from June, 1994 to May, 1996 and a manager in the Company's manufacturing and engineering departments from 1982 to June, 1994.

          Gerald J. Lentz became Division President-Service in May, 1996. Mr. Lentz was a Product Manager from June, 1994 to May, 1996 and National Service Manager from February, 1977 to June, 1994.

          Mark R. Tauscher became Division President-Supplies in November, 1996. Mr. Tauscher was General Manager of Medical Supplies for Hewlett Packard Corporation from 1994 to November, 1996. Prior to joining the Company, Mr. Tauscher was employed at Hewlett Packard for 21 years, where he also held the positions of Director of National Accounts and Marketing Manager for medical customer service.

               P. Michael Breedlove became Division President-E for M Imaging Services in May, 1996. Mr. Breedlove was Vice President-Field Operations for E For M from October, 1995 to May, 1996, and a Vice President of Cerner Corporation from 1993 until October, 1995 and Managing Director of Cerner Corporation PTY LTD from 1991 until

     1993. Mr. Breedlove was Vice President-Sales and Marketing of Cerner Corporation from 1984 to 1991.

          James R. Mertens became Division President-E For M Cathlab, in May, 1996. Mr. Mertens was Vice President-Software Technology for E For M from June, 1994 to May, 1996 and Software Manager for Mortara Instruments Company from November, 1983 to June, 1994. Mr. Mertens was a software engineer for the Company from 1981 to November, 1983.

          Louis P. Scafuri became Division President-Corometrics Medical Systems, in May, 1996. Mr. Scafuri has also been President of Corometrics since September, 1995. Mr. Scafuri was a Vice President of Aspect Medical Systems, Inc. from September, 1992 to August, 1995. Mr. Scafuri was Director of Sales, Western Hemisphere, for the Company from May, 1991 to September, 1992 and held various field sales management positions throughout the Company prior to May, 1991.


     ITEM 2.  PROPERTIES

          The following table sets forth certain information as of April 30, 1997, relating to the Company's principal real estate facili ties:

     Location
     (Owned or            Approximate
      Leased)             Square Feet               Principal Uses
     ---------            -----------               --------------

     Freiburg, Germany
       (owned)              140,000    Engineering, research and development,
                                       marketing and manu facturing of
                                       diagnostic and monitoring products,
                                       primarily for European distribution.

     Freiburg, Germany       35,100    Research and development,
      (leased until                    marketing and sale and
     September 30, 2006)               purchasing for Hellige
                                       manufactured products

     Jupiter, Florida       180,000    Manufacturing, engineering and
       (owned)                         marketing of supplies and car-
                                       diac catheterization products
                                       and repair and maintenance of
                                       products.

     Milwaukee,             295,000    Corporate offices, engineering,

     Wisconsin                         research and development, and
       (owned)                         marketing and manufacturing of
                                       diagnostic and adult monitoring
                                       products

     Paris, France            8,000    Marketing and sales,
     (leased until                     general administration
     February, 1999)

     Torrance, California    65,500    Engineering, research and
     (leased until December,           development and marketing
     2004)                             and manufacturing of
                                       imaging systems

     Wallingford, CT        180,000    Engineering, research and
       (owned)                         development and marketing and
                                       manufacturing of fetal and neo-
                                       natal monitoring and diagnostic
                                       products

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


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                                    PART II


     ITEM 5. Market for the Registrant's Common Equity and Related Security Holder Matters

          The section labeled "General Information" appearing on page 42 of the Company's 1997 Annual Report to Shareholders is incorpo rated herein by reference.

          The Registrant has three classes of stock, Class A Common Stock, $0.10 par value, Class C Common Stock, $0.01 par value and Preferred Stock, without par value. There are no shares of Class C Common Stock or Preferred Stock outstanding.


     ITEM 6.  Selected Financial Data

          The section labeled "Five Year Summary of Selected Financial Data" appearing on page 3 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 34 through 40 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


     ITEM 8.  Financial Statements and Supplementary Data

          The Report of Independent Public Accountants appearing on page 33 and the Consolidated Financial Statements and Notes to Consoli dated Financial Statements appearing on pages 16 through 32 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.


     ITEM 9. Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure

               None.


                                    PART III


     ITEM 10.  Directors and Executive Officers of the Registrant

          (a) The section labeled "Nominees" appearing on page 2 of the Company's Proxy Statement dated July 17, 1997 is incorporated herein by reference.

          (b) Information concerning the Company's executive officers who are not directors is set forth in Part I of this Form 10-K.


     ITEM 11.  Executive Compensation

          The sections labeled "Executive Officer Compensation" and "Report of the Human Resources Committee" appearing on pages 7 through 10 of the Company's Proxy Statement dated July 17, 1997 is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.


     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          The section labeled "Stock Ownership of Management and Others" appearing on pages 5 and 6 of the Company's Proxy Statement dated July 17, 1997 is incorporated herein by reference.


     ITEM 13.  Certain Relationships and Related Transactions

          The subsection labeled "Certain Transactions" appearing on page 12 of the Company's Proxy Statement dated July 17, 1997 is incorporated herein by reference.

                                      PART IV


     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1.   Index to Financial Statements

          The following Financial Statements
          are included in the Company's
          1997 Annual Report to Shareholders                 Page in  1997
          and are incorporated herein by                     Annual Report
          reference pursuant to Item 8:                     to Shareholders
                                                            ---------------

          Consolidated Balance Sheets at                          16-17
          April 30, 1997 and 1996

          Consolidated Statements of Income                         18
          for the years ended April 30, 1997, 1996
          and 1995

          Consolidated Statements of Cash Flows                     19
          for the years ended April 30, 1997,
          1996 and 1995

          Consolidated Statements of Shareholders'                  20
          Equity for the years ended April 30,
          1997, 1996 and 1995

          Notes to Consolidated Financial                         21-32
          Statements

          Selected Quarterly Data (Unaudited)                       32

          Report of Independent Public Accountants                  33


          2.   Index to Financial Statement Schedules

          The following schedule is filed as part of this Report on Form 10-K and is covered by the "Report of Independent Public Accoun tants on Supplementary Schedule" included herein.

           Schedule
            Number            Description
           --------           -----------

              II     Valuation and Qualifying Accounts

          All other financial statement schedules not listed have been omitted since the required information is included in the con solidated statements or the notes thereto, or is not applicable or required under the rules of Regulation S-X.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTARY SCHEDULE



     To the Shareholders of Marquette Medical Systems, Inc.:


          We have audited in accordance with generally accepted auditing standards, the financial statements included in Marquette Medical Systems, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The following schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP



                                    /s/ Arthur Andersen LLP

     Milwaukee, Wisconsin
     June 5, 1997

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

               Balance   Additions   Additions    Write-Offs   Balance
              Beginning   Charged      Due to       Net of       End
               of Year   to Income  Acquisitions  Recoveries   of Year
              ---------  ---------  ------------  -----------  -------

Year ended
April 30,
1995            $  458      $196       $  347       $  (65)     $1,066

Year ended
April 30,
1996            $1,066      $817       $5,427       $  880      $6,430

Year ended
April 30,
1997            $6,430      $398       $  -0-       $2,664      $4,164

     3.   Exhibits

     Exhibit
     No.

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

     2.2 Closing Date Agreement between Marquette Electronics, Inc., AHP Subsidiary Holding Corporation and American Home Products Corpo ration dated May 23, 1994 (filed as Exhibit 2 to Form 8-K dated May 31, 1994 and incorporat ed herein by reference)

     2.3 Offer to Purchase for Cash dated November 10, 1995 made by Marquette Subcorp (filed as Exhibit (a)(1) to Schedule 14D-1 filed on November 13, 1995 and incorporated herein by reference)

     2.4 Agreement and Plan of Merger dated as of November 5, 1995 between Registrant, Marquette Subcorp and E For M Corporation (filed as Exhibit (a)(10) to Schedule 14D-1 filed on November 13, 1995 and incorporated herein by reference)

     3.1 (a) Restated Articles of Incorporation (filed as Exhibit 1.1 to Form S-1 Registration Statement No. 33-35642, filed June 29, 1990 and incorporated herein by reference)

               (b) Articles of Amendment to Amended and Restated Articles of Incorporation (filed as Exhibit 99.2 to Form 8-K dated August 22, 1996 and incorporated herein by reference)

     3.2 (a) Amended and Restated By-Laws of the Registrant adopted as of January 8, 1996 (filed as Exhibit 3.2(a) to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     Exhibit
     No.

               (b) Amendment No. 1 to Amended and Restated By-Laws of the Registrant adopted May 21, 1996 (filed as Exhibit 3.2(b) to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

               (c) Amendment No. 2 to Amended and Restated By-Laws of the Registrant adopted November 20, 1996

               (d) Amendment No. 3 to Amended and Restated By-Laws of the Registrant adopted June 24, 1997

               (e) A complete copy of the By-Laws as amended to date

     4.1 Rights Agreement dated as of December 18, 1996 between Registrant and Firstar Trust Company as Rights Agent (filed as Exhibit 4 to Form 8-K dated December 18, 1996 and incorporated herein by reference)

     10.1 Post-Death Option Agreement, by and between Marquette Electronics, Inc. and Michael J. Cudahy, dated April 6, 1992 (filed as Exhibit 10.67 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.2 Post-Death Option Agreement, by and between Marquette Electronics, Inc. and Warren B. Cozzens, dated April 6, 1992 (filed as Exhibit 10.68 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.3 Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. (filed as Exhibit 10.70 to Form 10-K for the fiscal year ended April 30, 1992 and incorpo-

     Exhibit
     No.

               rated herein by reference)

     10.4 Amendment No. 1 to Amended and Restated Stock Option Plan for Employees of Marquette Elec tronics, Inc. adopted September 10, 1993 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended April 30, 1994 and incorpo rated herein by reference)

     10.5 Amendment No. 2 to Amended and Restated Stock Option Plan for Employees of Marquette Elec tronics, Inc. adopted June 2, 1994 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.6 Amendment No. 3 to Amended and Restated Stock Option Plan for Employees of Marquette Elec tronics, Inc. adopted May 21, 1996 (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.7 Letter Agreement between the Company and Warren B. Cozzens dated July 11, 1994 (filed as Exhibit 10.21 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.8 Marquette Electronics, Inc. Profit Sharing and 401(K) Plan and Trust (as restated and amend ed) dated April 10, 1994 (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.9 Amendment No. 1 to Marquette Electronics, Inc. Profit-Sharing and 401(k) Plan and Trust (as restated and amended) adopted on August 1, 1994 (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended April 30, 1996 and

     Exhibit
     No.

               incorporated herein by reference)

     10.10 Amendment No. 2 to Marquette Electronics, Inc. Profit-Sharing and 401(k) Plan and Trust (as amended and restated) adopted on February 9, 1996 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.11 Amendment No. 3 to Marquette Medical Systems, Inc. Profit-Sharing Plan and 401(k) Plan and Trust (as amended and restated) adopted on January 30, 1997

     10.12 Marquette Electronics, Inc. Directors (non-employee) Stock Option Plan adopted August 19, 1993 (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.13 Loan Agreement dated May 31, 1994 between Marquette Electronics, Inc., M&I Marshall & Ilsley Bank and NBD Bank, N.A. (filed as
               Exhibit 10.19 to Form 10-K for the fiscal year ended April 30, 1995 and incorporated herein by reference)

     10.14 Marquette Electronics, Inc. Management Deferred Compensation Plan, as adopted on Febru ary 9, 1996 (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.15 Employment Agreement dated September 20, 1995 between E For M Corporation, a wholly-owned subsidiary of the Registrant, and P. Michael Breedlove (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.16     Employment Agreement dated May 14, 1996 be-

     Exhibit
     No.

               tween Registrant and Peter P. Tong (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.17 Stock Purchase Agreement, dated July 1, 1996, between the Registrant, E For M Corporation and Polar Vision, Inc. (filed as
               Exhibit 10.16 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.18 Loan Agreement between Registrant and M & I Marshall and Ilsley Bank, Wachovia Bank of Georgia N.A. and NBD Bank, N.A. dated December 12, 1995 (filed as Exhibit 10.17 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.19 Commercial and Industrial Lease Agreement dated March 29, 1995 between Bond Street Building Co. and E For M Corporation (a whol ly-owned subsidiary of Registrant) (filed as Exhibit 10.19 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.20 Standard Industrial/Commercial Single Tenant-Tenant Lease-Net dated May 24, 1994 between Albor Properties One LP and Enhanced Imaging Technologies, Inc. (now known as E For M Corporation) (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.21     Stock Option dated June 24, 1997 issued by Registrant to Michael
               J. Cudahy (filed as Exhibit 1 to Form 8-K dated July 2, 1997 and incorporated herein by reference)

     13.1      1997 Annual Report to Shareholders

     Exhibit
     No.

     21.1      List of subsidiaries

     23.1      Consent of Arthur Andersen LLP

     27.1      Financial Data Schedule



     (b)  Reports on Form 8-K

     Form 8-K dated February 26, 1997 (filed on February 26, 1997) reporting the issuance of a press release announcing a strategic alliance with Physio-Control Corporation (Other Events).

                                   SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  July 25, 1997


                                  MARQUETTE MEDICAL SYSTEMS, INC.



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

     Signature                               Title                  Date
     ---------                               -----                  ----

     Principal Executive Officer:

     /s/ Michael J. Cudahy           Chief Executive
     ------------------------------  Officer, Director          July 25, 1997
     Michael J. Cudahy

     Principal Financial Officer:

     /s/ Mary M. Kabacinski          Senior Vice President,
     ------------------------------  Chief Financial
     Mary M. Kabacinski              Officer, Assistant
                                     Secretary                  July 25, 1997

     A Majority of Directors:

     /s/ Michael J. Cudahy           Chief Executive
     ------------------------------  Officer, Director          July 25, 1997
     Michael J. Cudahy

     /s/ Frederick G. Luber          Director                   July 25, 1997
     ------------------------------
     Frederick G. Luber

     /s/ Timothy C. Mickelson        President,
     ------------------------------  Director                   July 25, 1997
     Timothy C. Mickelson

     /s/ Melvin S. Newman            Director                   July 25, 1997
     ------------------------------
     Melvin S. Newman