Form 10-Q
period 1997-07-31
MARQUETTE MEDICAL SYSTEMS INC
filed 1997-09-11
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1997
                                    --------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

Commission File Number      0-18724
                       ----------------------------------------------


                        MARQUETTE MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Wisconsin                                       39-1046671
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                    Identification Number)


8200 W. Tower Avenue, Milwaukee, Wisconsin                   53223
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                (414) 355-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      N/A
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report.)

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

                                                         Outstanding
                                                      at  August 31, 1997
                                                  -----------------------------

Common Stock, $.10 par value                           17,684,953 Shares
                                                  -----------------------------

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION:
------------------------------

Item 1)  Financial Statements -

         Consolidated Condensed Statements of Income                 3
           For the Three Months Ended July 31, 1997
           and 1996 (Unaudited)

         Consolidated Condensed Balance Sheets As of                 4
           July 31, 1997 (Unaudited) and April 30, 1997

         Consolidated Condensed Statements of Cash Flows             5
           For the Three Months Ended July 31, 1997
           and 1996 (Unaudited)

         Notes to Consolidated Condensed Financial                   6
           Statements (Unaudited)

Item 2)  Management's Discussion and Analysis of Financial           7-9
         Condition and Results of Operations



PART II - OTHER INFORMATION:
---------------------------


Item 4)  Submission Of Matters To A Vote of Security Holders         10


Item 6)  Exhibits and Reports on Form 8-K                            10



SIGNATURE                                                            11
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1 - Financial Statements
------   --------------------



               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                            Three Months Ended
                                                                 July  31,
                                                           ---------------------
                                                             1997        1996
                                                           ---------  ----------
Net Sales                                                  $132,069    $124,794
Cost of Sales                                                64,261      64,409
                                                           --------    --------
  Gross profit                                               67,808      60,385
                                                           --------    --------
Engineering Expenses                                         12,725      11,794
Selling Expenses                                             34,191      31,373
General and Administrative
  Expenses                                                   11,708      10,578
                                                           --------    --------
  Total operating expenses                                   58,624      53,745
                                                           --------    --------
  Income from operations                                      9,184       6,640
Interest Expense                                              1,565       2,020
Other Income, Net                                              (152)       (601)
                                                           --------    --------
  Income before provision for income
    taxes                                                     7,771       5,221

Provision for Income Taxes                                    3,470       1,951
                                                           --------    --------

Net Income                                                 $  4,301    $  3,270
                                                           ========    ========

Net Income per Class A
  Common Share                                                 $.24        $.20
                                                           ========    ========

Shares used in per
  share calculation                                          17,623      16,327
                                                           ========    ========


       The accompanying notes are an integral part of these statements.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Amounts in Thousands, Except Per Share Data)

                                                 As of        As of
ASSETS                                          July 31,    April 30,
------                                            1997        1997
                                               -----------  ---------
CURRENT ASSETS:                                (Unaudited)
     Cash and cash equivalents                   $  4,797    $  2,704
     Accounts receivable, less allowances
      of $4,237 and $4,164, respectively          139,698     140,136
     Inventories                                  120,005     110,779
     Prepaid expenses and other                     5,306       4,850
     Deferred income tax benefits                   8,687       8,304
                                                 --------    --------
          Total current assets                    278,493     266,773

PROPERTY AND EQUIPMENT, NET                       101,124      96,992
OTHER ASSETS                                       61,136      64,567
                                                 --------    --------
                                                 $440,753    $428,332
                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Amounts due to bank                         $  9,196    $ 11,114
     Notes payable to bank                         42,458      30,422
     Accounts payable                              32,011      28,674
     Accrued liabilities                           48,332      47,381
                                                 --------    --------
          Total current liabilities               131,997     117,591
                                                 --------    --------

LONG-TERM DEBT, less current maturities            52,500      57,000
DEFERRED INCOME TAXES                              15,678      16,814
PENSION AND OTHER LONG-TERM LIABILITIES            45,724      45,727
CLASS A COMMON STOCK UNDER
  REPURCHASE AGREEMENTS                             8,000       8,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.10 par value,
      30,000,000 shares authorized,
      17,679,518 and 17,602,407 shares
      issued, respectively                          1,768       1,760
     Additional paid-in capital                    54,008      52,890
     Retained earnings                            151,644     147,343
     Treasury stock, 316 and 18,900 shares,
      at cost, respectively                            (5)       (312)
     Cumulative translation adjustment            (12,561)    (10,481)
     Class A Common Stock under repurchase
      agreements                                   (8,000)     (8,000)
                                                 --------    --------
          Total shareholders' equity              186,854     183,200
                                                 --------    --------
                                                 $440,753    $428,332
                                                 ========    ========

      The accompanying notes are an integral part of these balance sheets.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                            (Amounts in Thousands)
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                  July 31,
                                                             ------------------
                                                               1997      1996
                                                             --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES                         $ 1,974    $(4,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment additions, net                   (8,130)    (6,152)
      Net cash received from the sale of
         Optical Devices, Inc.                                    --        905
                                                             -------    -------
            Net cash used in investing activities             (8,130)    (5,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                             11,327     14,192
        to bank, net
      Payments on long-term debt                              (4,500)    (2,911)
      Proceeds from issuance of common stock                   1,432         47
                                                             -------    -------
            Net cash provided by financing
             activities                                        8,259     11,328
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                               (10)    (1,530)
                                                             -------    -------

            Net increase (decrease) in cash and
             cash equivalents                                  2,093        314

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,704      2,890
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 4,797    $ 3,204
                                                             =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
     Interest                                                $ 1,596    $ 1,871
     Income taxes                                            $ 2,245    $   807


        The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF JULY 31, 1997
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)

(1)  Basis of Presentation-

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations, financial position and cash flows have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements included in Marquette Medical Systems, Inc.'s Form 10-K for the fiscal year ended April 30, 1997.

(2)  Inventories-

     Inventories consist of the following:
                                              July 31, 1997  April 30, 1997
                                              -------------  --------------
     Raw materials and component parts          $ 35,105        $ 31,629
     Work in process and finished goods           60,755          56,434
     Demonstration inventory                      24,145          22,716
                                                --------        --------
                                                $120,005        $110,779
                                                ========        ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND Results of Operations

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JULY 31, 1997

Net sales for the three months ended July 31, 1997 increased $7.3 million, or
5.8 percent, to $132.1 million from $124.8 million for the three months ended July 31, 1996. The Company's patient monitoring systems and diagnostic cardiology product lines achieved sales growth of 15.5% and 0.4%, respectively for the three-month period ended July 31, 1997 compared to the same period in the previous fiscal year. The supplies and service product lines had a decrease in net sales for the current quarter of 5.7% as compared to the previous year's quarter.

The Company's patient monitoring systems product line continues to lead the sales growth. The increased breadth and depth of the product line, especially at the lower-price points, is generating the sales growth. The sales growth has been led by the demand in the U.S. market. This demand has more than offset the level of demand in the European markets which continue to be soft. In addition, new distribution and marketing arrangements have enabled the Company to enter additional markets.

The sales growth in the quarter was adversely affected by negative currency conversions due to a stronger U. S. dollar. A stable U. S. dollar as compared to the previous year's quarter would have provided additional net sales of $5.2 million, or 4.2%. The negative currency conversions and the weaker European market have resulted in international net sales comprising 33.3% of the Company's total net sales for the quarter as compared to 38.0% of net sales in the previous year's quarter.

Gross profit for the three months ended July 31, 1997 increased 12.3% to $67.8 million from $60.4 million for the same period in the previous fiscal year. Gross margin for the three-month period ended July 31, 1997 increased to 51.3% from 48.4% for the same period in the previous fiscal year. The increase relates to manufacturing efficiencies as well as the product mix which was weighted towards higher margin products in the quarter. Offsetting the gross margin increase to some extent were the continued pricing pressures in Europe.

Engineering expenses for the three-month period ended July 31, 1997 increased 7.9% to $12.7 million from $11.8 million for the same period in the previous fiscal year. Engineering expenses as a percentage of net sales remained relatively constant at 9.6% of net sales as compared to 9.5% of net sales for the previous year's quarter. The Company will continue to invest significantly in both new product developments and continued enhancements to current products. Due to the competitiveness and technological nature of the medical systems and equipment industry, this investment is necessary in order to maintain the Company's competitive position in the health care industry.

Selling expenses for the three-month period ended July 31, 1997 increased 9.0% to $34.2 million from $31.4 million for the same period in the previous fiscal year. The increase relates primarily to the additional commissions earned as the level of net sales and level of incoming orders have both increased. As a percentage of net sales, selling expenses increased in the three-month period ended July 31, 1997 to 25.9% of net sales from 25.1% of net sales in the previous fiscal year.

General and administrative expenses for the three-month period ended July 31, 1997 increased 10.7% to $11.7 million from $10.6 million for the same period the previous fiscal year. For the quarter, general and administrative expenses increased as a percentage of net sales to 8.9% from 8.5% of net sales in the previous fiscal year's quarter.

Operating income for the three-month period ended July 31, 1997 increased 38.3% to $9.2 million from $6.6 million for the same period in the previous fiscal year. The increased operating profit for the current fiscal year's quarter is attributable to the sales growth and increased gross margins earned during the quarter.

Interest expense for the three-month period ended July 31, 1997 decreased to $1.6 million from $2.0 million for the same period in the previous fiscal year. The decrease is attributable to the use of proceeds from a public stock offering completed in March, 1997 for repayment of a portion of bank term debt.

The provision for income taxes for the three-month period ended July 31, 1997 was $3.5 million, or an effective tax rate of 44.7%, as compared to $2.0 million, or an effective tax rate of 37.4% for the same period in the previous fiscal year. The increased effective tax rate is a result of the net operating losses generated in some of the European operations during the quarter which have not been benefited.


FINANCIAL OUTLOOK

In as much as the Company's principal product lines are all related to the health care industry, they are subject to the current uncertainty surrounding the industry including consolidation of hospital groups and a move towards managed care. While the Company cannot predict the impact, if any, that such modifications might have on its business, the Company's operating results are closely linked to the health care economy. If revenue or earnings fail to meet expectations of the investment community, there could be a significant impact of the trading price of the Company's stock. Management believes that the introduction of new products and the partnership relationships that have been and continue to be established with the hospitals will keep the Company in a competitive position as the health care economy demand for new equipment increases.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $146.5 million at July 31, 1997 as compared to $149.2 million at April 30, 1997. Inventories increased by 8.3% to $120.0 million primarily due to increased sales levels and to give the Company the continued ability to effectively manage its backlog.

As of July 31, 1997, the Company had $15.6 million outstanding on U. S. lines of credit of $25.0 million. In addition, the Company had $26.9 million, U. S. dollar equivalent, outstanding on foreign lines of credit. As of April 30, 1997, the amounts outstanding on the U. S. and foreign lines of credit were $8.0 million and $22.4 million, respectively. A portion of the foreign currency denominated borrowings are used to reduce the currency risks associated with foreign currency receivables.

Capital expenditures for the three-month period ended July 31, 1997 were $8.1 million, compared with $6.2 million for the same period in the previous fiscal year. The increase was due to the continued capital expenditures related to the acquisition of a new business system. The capital purchases were funded by both cash flow from operations as well as with draws from the working capital line.

The Company financed its $90.3 million fiscal 1996 acquisition of E for M Corporation with three variable rate bank term loans each in the amount of $30.0 million. Each bank term loan is payable in eight equal semi-annual installments of $3.75 million each beginning on April 30, 1997 and continuing on each October 31 and April 30 thereafter through October 31, 2000. During the fiscal year ended April 30, 1997, the Company incurred $30.0 million of senior long-term fixed-rate debt to refinance a portion of the bank term debt. This senior debt accrues interest at a fixed rate of 7.46% per annum and matures on August 29, 2008. As of April 30, 1997, the Company had repaid or refinanced $63.0 million of such bank term debt. In the three-month period ended July 31, 1997, the Company repaid an additional $4.5 million of the bank term debt with draws from the working capital line. The next required installment owed by the Company is April 30, 2000. The $22.5 million of remaining bank term debt outstanding on July 31, 1997 accrued interest at a rate equal to the LIBOR rate plus one percent, reset monthly. At July 31, 1997, the rate was 6.625% per annum. The Company intends to pay the interest and retire the remaining long-term debt through cash flow from operations.

Management believes the Company has the financial resources to meet its short term and long term cash requirements. Management believes its cash flow from operations will be sufficient to continue to fund its current obligations as well as fund the internal growth of the Company. The current U.S. inflation rate has little impact on Company operations.

The Management Discussion and Analysis of Financial Conditions and Results of Operations section in this report may contain certain forward-looking statements regarding the Company and its products. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. The Company's actual results could differ materially from those discussed in this document.

                          PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters To A Vote of Security Holders


           (a) On Wednesday, August 13, 1997 at 9:00 a.m. the Annual Meeting of Shareholders of Marquette Medical Systems, Inc. was held at the Company's offices, 8200 West Tower Avenue, Milwaukee, Wisconsin 53223.

           (b) Six Directors were elected at the meeting to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified. The elected Directors are Timothy C. Mickelson, Michael J. Cudahy, Frederick G. Luber, Melvin S. Newman, Walter L. Robb and John G. Bollinger.

           (c) The shareholders ratified the selection of Arthur Andersen LLP as the Company's independent public accountants for the year ending April 30, 1998.

           (d) The shareholders approved the amendment of the Registrant's Amended and Restated Articles of Incorporation to eliminate the Class C Common Shares as an authorized class of stock and to rename the Class A Common Shares to Common Shares.


ITEM 6 - Exhibits and Reports on Form 8-K

           A report on Form 8-K was filed on June 24, 1997 related to the issuance of a stock option to Michael J. Cudahy, the Chief Executive Officer and director of the registrant.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Marquette Medical Systems, Inc.
                                     ----------------------------------
                                     (Registrant)



Date:       9-11-97                  /s/ Mary M. Kabacinski
       ---------------------         -------------------------------
                                     Mary M. Kabacinski
                                     Principal Financial Officer
                                     and Duly Authorized Officer