Form 10-Q
period 1997-10-31
MARQUETTE MEDICAL SYSTEMS INC
filed 1997-12-12
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      October 31, 1997
                                    -------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ___________________

          Commission File Number       0-18724
                                 -----------------------------------------------

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


                                   (414) 355-5000
          ----------------------------------------------------------------------
                  (Registrant's Telephone Number, Including Area Code)



                                        N/A
          ----------------------------------------------------------------------
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


                                                  Outstanding
                                              at November 30, 1997
                                          ----------------------------

Common Stock, $.10 par value                    17,745,289 Shares
                                          ----------------------------

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
               ------------------------------------------------


                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION:
------------------------------


Item 1)     Financial Statements -
            Consolidated Condensed Statements of Income                   3
              For the Three Months and Six Months Ended
              October 31, 1997 and 1996 (Unaudited)

            Consolidated Condensed Balance Sheets As of                   4
              October 31, 1997 (Unaudited) and
              April 30, 1997

            Consolidated Condensed Statements of Cash Flows               5
              For the Six Months Ended October 31, 1997
              and 1996 (Unaudited)

            Notes to Consolidated Condensed Financial                     6
              Statements (Unaudited)


Item 2)     Management's Discussion and Analysis of Financial             7-9
              Condition and Results of Operations



SIGNATURE                                                                 10
---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1 - Financial Statements
------   --------------------


               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                            Three Months Ended        Six Months Ended
                                                               October 31,               October 31,
                                                           --------------------     ---------------------
                                                             1997        1996         1997         1996
                                                           --------    --------     --------     --------

Net Sales                                                  $148,568    $136,908     $280,637     $261,702
Cost of Sales                                                74,302      70,598      138,563      135,007
                                                           --------    --------     --------     --------
 Gross profit                                                74,266      66,310      142,074      126,695
                                                           --------    --------     --------     --------
Engineering Expenses                                         12,862      11,993       25,587       23,787
Selling Expenses                                             35,554      32,870       69,745       64,243
General and Administrative
  Expenses                                                   12,653      11,304       24,361       21,883
                                                           --------    --------     --------     --------
  Total operating expenses                                   61,069      56,167      119,693      109,913
                                                           --------    --------     --------     --------
  Income from operations                                     13,197      10,143       22,381       16,782
Interest Expense                                              1,644       2,169        3,209        4,189
Other (Income) Expense, net                                      27        (517)        (125)      (1,118)
                                                           --------    --------     --------     --------
  Income before provision
     for income taxes                                        11,526       8,491       19,297       13,711
Provision for Income Taxes                                    4,828       3,275        8,298        5,225
                                                           --------    --------     --------     --------
Net Income                                                 $  6,698    $  5,216     $ 10,999     $  8,486
                                                           --------    --------     --------     --------
Net Income per Class A
  Common Share                                             $    .38    $    .32     $    .62     $    .52
                                                           ========    ========     ========     ========
Shares used in per
 share calculation                                           17,710      16,289       17,665       16,305
                                                           ========    ========     ========     ========

       The accompanying notes are an integral part of these statements.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Share Data)

                                                As of        As of
ASSETS                                       October 31,   April 30,
------                                       -----------   ---------
                                                1997         1997
                                             -----------   ---------
CURRENT ASSETS:                              (Unaudited)

     Cash and cash equivalents                   $  4,761   $  2,704
     Accounts receivable, less allowances
       of $4,633 and $4,164, respectively         154,419    140,136
     Inventories                                  118,807    110,779
     Prepaid expenses and other                     5,373      4,850
     Deferred income tax benefits                  10,512      8,304
                                                 --------   --------
          Total current assets                    293,872    266,773

PROPERTY AND EQUIPMENT, NET                       106,522     96,992
OTHER ASSETS                                       61,607     64,567
                                                 --------   --------
                                                 $462,001   $428,332
                                                 ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Amounts due to bank                         $  8,819   $ 11,114
     Notes payable to bank                         44,666     30,422
     Accounts payable                              28,527     28,674
     Accrued liabilities                           56,869     47,381
                                                 --------   --------
            Total current liabilities             138,881    117,591
                                                 --------   --------

LONG-TERM DEBT, less current maturities            52,500     57,000
DEFERRED INCOME TAXES                              16,467     16,814
PENSION AND OTHER LONG-TERM LIABILITIES            49,686     45,727
CLASS A COMMON STOCK UNDER
  REPURCHASE AGREEMENTS                             8,000      8,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.10 par value,
       30,000,000 shares authorized,
       17,745,197 and 17,602,407 shares
       issued, respectively                         1,775      1,760
     Additional paid-in capital                    54,858     52,890
     Retained earnings                            158,342    147,343
     Treasury Stock, zero and 18,900 shares,
       at cost, respectively                           --       (312)
     Cumulative translation adjustment            (10,508)   (10,481)
     Class A Common Stock under repurchase
       agreements                                  (8,000)    (8,000)
                                                 --------   --------
            Total shareholders' equity            196,467    183,200
                                                 --------   --------
                                                 $462,001   $428,332
                                                 ========   ========

      The accompanying notes are an integral part of these balance sheets.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in Thousands)
                                  (UNAUDITED)

                                                          Six Months Ended
                                                            October 31,
                                                       ---------------------
                                                         1997         1996
                                                       ----------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES                   $  7,620   $    823

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions, net              (15,127)   (10,358)
     Net cash received from sale of Optical
       Devices, Inc.                                         --        905
                                                       --------   --------
          Net cash used in investing activities         (15,127)    (9,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to bank, net            11,687     18,319
     Payments on long-term debt                          (4,500)    (2,911)
     Proceeds from issuance of common stock               2,293        617
     Purchase of common stock                                --     (4,643)
                                                       --------   --------
          Net cash provided by financing
           activities                                     9,480     11,382

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                           84       (272)
                                                       --------   --------

          Net increase in cash and cash equivalents       2,057      2,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,704      2,890
                                                       --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,761   $  5,370
                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for-
          Interest                                     $  3,209   $  3,382
          Income taxes                                 $  6,437   $  5,053




        The accompanying notes are an integral part of these statements.

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 1997
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)



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

(2)  Inventories-
     -----------

     Inventories consist of the following:

                                              October 31, 1997  April 30, 1997
                                              ----------------  --------------
     Raw materials and component parts             $ 34,290        $ 31,629
     Work in process and finished goods              60,103          56,434
     Demonstration inventory                         24,414          22,716
                                                   --------        --------
                                                   $118,807        $110,779
                                                   ========        ========

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations - Three-Month and Six-Month Periods Ended October 31, 1997

     Net sales for the three-month period ended October 31, 1997 increased 8.5% to $148.6 million from $136.9 million for the three-month period ended October 31, 1996. Net sales for the six-month period ended October 31, 1997 increased 7.2% to $280.6 million from $261.7 million for the same period last year. The Company's patient monitoring systems, diagnostic cardiology and supplies and service product lines achieved sales growth of 16.4%, 1.0% and 0.4% for the three-month period ended October 31, 1997 compared to the same period in the previous fiscal year. For the current six-month period, the patient monitoring systems and diagnostic cardiology product lines achieved sales growth over the comparable period from last year of 16.0% and 0.4%, respectively. The supplies and service product lines had a decrease in net sales for the current six-month period of 2.7% as compared to the previous year.

     The sales growth in the patient monitoring systems product line is a result of the strong demand for the Company's newest modular monitors, especially in the U.S. market. The Company continues to experience softer market conditions for all products in Europe. However, the increased demand in the U.S. has more than offset the level of demand internationally. In addition, certain strategic alliances are beginning to provide benefits which are positively impacting net sales, for the patient monitoring systems product line in particular.

     The sales growth in the quarter was adversely affected by negative currency conversions due to a stronger U.S. dollar and the devaluation of certain Asian currencies. A stable U.S. dollar as compared to the previous year's quarter would have provided additional net sales of $7.4 million, or 5.4%. For the six-month period, a stable U.S. dollar would have provided an additional $12.6 million of net sales, or 4.8%.

     International net sales for the six-month period comprised 33.4% of total net sales as compared to 39.7% of net sales for the previous year's period. The negative currency conversions contributed to a portion of this decrease. The softer European market was also a factor in the decrease.

     Gross profit for the three-month period ended October 31, 1997 increased 12.0% to $74.3 million from $66.3 million for the same period in the previous fiscal year. For the six-month period, gross profit increased 12.1% to $142.1 million from $126.7 million in the comparable period last year. Gross margin for the three-month period ended October 31, 1997 was 50.0% as compared to 48.4% in the previous year's quarter. For the six-month period ended October 31, 1997, the gross margin was 50.6% as compared to the prior year of 48.4%. The increased gross margin for both the three-month period and six-month period related mainly to the product mix which was weighted towards higher margin products in the current periods.

     Engineering expenses for the three-month period ended October 31, 1997 increased 7.2% to $12.9 million from $12.0 million for the same period in the previous fiscal year. Engineering expenses as a percentage of net sales decreased slightly to 8.7% of net sales as compared to 8.8% of net sales for the previous year's quarter. For the six-month period ended October 31, 1997, engineering expenses increased 7.6% to $25.6 million from $23.8 million. For the six-month period, engineering expenses as a percentage of net sales remained constant at 9.1% of net sales. The Company will continue to invest significantly in both new product developments and continued enhancements to current products. Due to the competitiveness and technological nature of the medical systems and equipment industry, this investment is necessary in order to maintain the Company's competitive position in the health care industry.

     Selling expenses for the three-month period ended October 31, 1997 increased 8.2% to $35.6 million from $32.9 million in the previous year's quarter. For the six-month period, selling expenses increased to $69.7 million from $64.2 million in the previous year's six-month period. The increases for both the three-month period and six-month period relate to additional expenses related to various strategic marketing alliances and the continued increased emphasis on expanding the customer base in the Asia Pacific region. As a percentage of net sales, selling expenses remained relatively constant for the quarter at 23.9% of net sales as compared to 24.0% of net sales in the previous year's quarter. For the six-month period, selling expenses were 24.9% of net sales in the current year versus 24.5% on net sales in last year's period.

     General and administrative expenses for the three-month period ended October 31, 1997 increased 11.9% to $12.7 million from $11.3 million for the same period last year. The increase relates to the ongoing conversion costs associated with the change in business systems. For the six-month period, general and administrative expenses increased 11.3% to $24.4 million from $21.9 million for the comparable period in the previous year. For the quarter, general and administrative expenses as a percentage of net sales increased to 8.5% of net sales as compared to 8.3% for the previous year's quarter.

     Operating income for the three-month period ended October 31, 1997 increased 30.1% to $13.2 million from $10.1 million for the same period in the previous fiscal year. For the current six-month period, operating income increased by 33.4% from $16.8 million to $22.4 million. The increased operating profit for both the quarter and the six-month period is attributable to the sales growth and increased gross margins.

     Interest expense for the three-month period ended October 31, 1997 decreased to $1.6 million from $2.2 million for the same period in the previous fiscal year. For the six-month period, interest expenses decreased from $4.2 million to $3.2 million. The decreases are attributable to the use of proceeds from a public stock offering completed in March, 1997 for repayment of a portion of bank term debt.

     The provision for income taxes for the three-month period ended October 31, 1997 was $4.8 million, or an effective tax rate of 41.9%, as compared to $3.3 million, or an effective tax rate of 38.6% for the same period in the previous fiscal year. The increased effective tax rate is a result of the net operating losses generated in some of the European operations during the quarter which have not been benefited.

     Liquidity and Capital Resources

     Working capital was $155.0 million at October 31, 1997 as compared to $149.2 million at April 30, 1997. Inventories increased by 7.2% to $118.8 million primarily due to increased sales levels and to give the Company the continued ability to effectively manage its backlog. Accounts receivable increased 10.2% to $154.4 million reflecting increased sales levels.

     As of October 31, 1997, the Company had $14.1 million outstanding on U.S. lines of credit of $25.0 million. In addition, the company had $30.6 million, U.S. dollar equivalent, outstanding on foreign lines of credit of $49.7 million. As of April 30, 1997, the amounts outstanding on the U.S. and foreign lines of credit were $8.0 million and $22.4 million, respectively. A portion of the foreign currency denominated borrowings are used to reduce the currency risks associated with foreign currency receivables.

     Capital expenditures for the six-month period ended October 31, 1997 were $15.1 million, compared with $10.4 million for the same period in the previous fiscal year. The increase was due to the continued capital expenditures related to the acquisition of a new business system. The capital purchases were funded by both cash flow from operations as well as with draws from the working capital line.

     The Company financed its $90.3 million fiscal 1996 acquisition of E for M Corporation with three variable rate bank term loans each in the amount of $30.0 million. Each bank term loan is payable in eight equal semi-annual installments of $3.75 million each beginning on April 30, 1997 and continuing on each October 31 and April 30 thereafter through October 31, 2000. During the fiscal year ended April 30, 1997, the Company incurred $30.0 million of senior long-term fixed-rate debt to refinance a portion of the bank term debt. This senior debt accrues interest at a fixed rate of 7.46% per annum and matures on August 29, 2008. As of April 30, 1997, the Company had repaid or refinanced $63.0 million of such bank term debt. In the six-month period ended October 31, 1997, the Company repaid an additional $4.5 million of the bank term debt with draws from the working capital line. The next required installment owed by the Company is April 30, 2000. The $22.5 million of remaining bank term debt outstanding on October 31, 1997 accrued interest at a rate equal to the LIBOR rate plus one percent, reset monthly. At October 31, 1997, the rate was 6.6563% per annum. The Company intends to pay the interest and retire the remaining long-term debt through cash flow from operations.

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



                                       Marquette Medical Systems, Inc.
                                       ----------------------------------
                                       (Registrant)



     Date:  December 12, 1997          /s/ Mary M. Kabacinski
            --------------------       _____________________________
                                       Mary M. Kabacinski
                                       Principal Financial Officer
                                       and Duly Authorized Officer