Form 10-Q
period 1998-01-31
MARQUETTE MEDICAL SYSTEMS INC
filed 1998-03-13
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      January 31, 1998
                                    -------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _____________

          Commission File Number            0-18724
                                 ---------------------------------------


                        MARQUETTE MEDICAL SYSTEMS, INC.
          --------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                   Wisconsin                           39-1046671
          --------------------------------------------------------------
          (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)         Identification Number)


          8200 W. Tower Avenue, Milwaukee, Wisconsin          53223
          --------------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)


                                  (414) 355-5000
          --------------------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)


                                        N/A
          --------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if
          Changed Since Last Report.)


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

                                                      Outstanding
                                                  at February 28, 1998
                                             -----------------------------
Class A, $.10 par value                             17,759,751 Shares
                                             -----------------------------
Class C, $.01 par value                                   NONE
                                             -----------------------------

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                ------------------------------------------------



                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION:
------------------------------

Item 1)     Financial Statements -
            Consolidated Condensed Statements of Income                    3
              For the Three Months and Nine Months Ended
              January 31, 1998 and 1997 (Unaudited)

            Consolidated Condensed Balance Sheets As of                    4
              January 31, 1998 (Unaudited) and
              April 30, 1997

            Consolidated Condensed Statements of Cash Flows                5
              For the Nine Months Ended January 31, 1998
              and 1997 (Unaudited)

            Notes to Consolidated Condensed Financial                      6
              Statements (Unaudited)


Item 2)     Management's Discussion and Analysis of Financial            7-9
              Condition and Results of Operations



SIGNATURE                                                                 10
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - Financial Statements
------   --------------------

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                     Three Months Ended  Nine Months Ended
                                         January 31         January 31,
                                     ------------------  -----------------
                                       1998      1997     1998      1997
                                     --------  --------  -------   -------
Net Sales                            $143,724  $137,714  $424,360  $399,416

Cost of Sales                          73,803    70,234   212,366   205,241
                                     --------  --------  --------  --------

 Gross profit                          69,921    67,480   211,994   194,175
                                     --------  --------  --------  --------

Engineering Expenses                   12,924    12,180    38,511    35,967

Selling Expenses                       32,850    33,003   102,595    97,246

General and Administrative
 Expenses                              11,216    11,705    35,577    33,588
                                     --------  --------  --------  --------

 Total operating expenses              56,990    56,888   176,683   166,801
                                     --------  --------  --------  --------

 Income (loss) from operations         12,931    10,592    35,311    27,374

Interest Expense                        1,481     2,480     4,690     6,669

Other Income, net                         152    (1,192)       25    (2,310)
                                     --------  --------  --------  --------

  Income (loss) before provision
     for income taxes                  11,298     9,304    30,596    23,015

Provision for Income Taxes              3,727     3,406    12,025     8,631
                                     --------  --------  --------  --------

Net Income (Loss)                    $  7,571  $  5,898  $ 18,571  $ 14,384
                                     ========  ========  ========  ========

Basic Earnings per Share             $    .43  $    .37  $   1.05  $    .89
                                     ========  ========  ========  ========

Basic Shares Outstanding               17,747    16,121    17,690    16,252
                                     ========  ========  ========  ========

Diluted Earnings per Share           $    .41  $    .36  $   1.01  $    .87
                                     ========  ========  ========  ========

Diluted Shares Outstanding             18,434    16,366    18,336    16,498
                                     ========  ========  ========  ========

       The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Share Data)

                                                 As of        As of
ASSETS                                        January 31,   April 30,
------                                           1998          1997
                                              -----------   ---------
CURRENT ASSETS:                               (Unaudited)

     Cash and cash equivalents                  $  3,052    $  2,704
     Accounts receivable, less allowances
       of $4,407 and $4,164, respectively        160,374     140,136
     Inventories                                 114,289     110,779
     Prepaid expenses and other                    4,555       4,850
     Deferred income tax benefits                 12,041       8,304
                                                --------    --------
          Total current assets                   294,311     266,773

PROPERTY AND EQUIPMENT, NET                      108,575      96,992
OTHER ASSETS, NET                                 55,765      64,567
                                                --------    --------
                                                $458,652    $428,332
                                                ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Amounts due to bank                       $  8,377    $ 11,114
      Notes payable to bank                       44,680      30,422
      Accounts payable                            29,311      28,674
      Accrued liabilities                         52,691      47,381
                                                --------    --------
            Total current liabilities            135,059     117,591
                                                --------    --------

LONG-TERM DEBT, less current maturities           46,500      57,000
DEFERRED INCOME TAXES                             15,519      16,814
PENSION AND OTHER LONG-TERM LIABILITIES           51,380      45,727
CLASS A COMMON STOCK UNDER
  REPURCHASE AGREEMENTS                            8,000       8,000

SHAREHOLDERS' EQUITY:
      Common Stock, $.10 par value,
        30,000,000 shares authorized,
        17,753,381 and 17,602,407 shares
        issued, respectively                       1,775       1,760
      Additional paid-in capital                  54,993      52,890
      Retained earnings                          165,913     147,343
      Treasury Stock, zero and 18,900 shares,
         at cost, respectively                        --        (312)
      Cumulative translation adjustment          (12,487)    (10,481)
      Class A Common Stock under repurchase
        agreements                                (8,000)     (8,000)
                                                --------    --------
            Total shareholders' equity           202,194     183,200
                                                --------    --------
                                                $458,652    $428,332
                                                ========    ========

     The accompanying notes are an integral part of these balance sheets.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended January 31, 1998 and 1997


                            (Amounts in Thousands)
                                  (UNAUDITED)

                                                         1998       1997
                                                       --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES                   $ 15,470   $  5,733

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions, net              (19,810)   (10,477)
     Net cash received from sale of Optical
       Devices, Inc.                                       --          905
                                                       --------   --------
          Net cash used in investing activities         (19,810)    (9,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to bank, net            12,721     12,620
     Proceeds (payments) on long-term debt              (10,500)    (2,911)
     Proceeds from issuance of common stock               2,430      1,706
     Purchase of common stock                              --       (4,643)
                                                       --------   --------
          Net cash provided by financing activities       4,651      6,772

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                           37     (1,010)
                                                       --------   --------

          Net increase (decrease) in cash and
           cash equivalents                                 348      1,923

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,704      2,890
                                                       --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  3,052   $  4,813
                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for-
          Interest                                     $  4,959   $  6,300
          Income taxes                                 $ 14,289   $  9,221

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


(2)  Inventories-
     ------------

     Inventories consist of the following:

                                         January 31, 1998   April 30, 1997
                                         ----------------   --------------
     Raw materials and component parts       $ 34,846          $ 31,629
     Work in process and finished goods        56,928            56,434
     Demonstration inventory                   22,515            22,716
                                             --------          --------
                                             $114,289          $110,779
                                             ========          ========

(3) In the period ended January 31, 1998, the Company adopted SFAS No. 128 "Earnings per Share". As a result, earnings per share figures have been restated on the income statement to reflect the diluted earnings per share in addition to the basic earnings per share. The dilutive impact is attributable to the Company's outstanding employee stock options.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations - Three-Month and Nine-Month Periods Ended January 31,
----------------------------------------------------------------------------
1998
----

Net sales for the three-month period ended January 31, 1998 increased 4.4% to $143.7 million from $137.7 million for the three-month period ended January 31, 1997. The Company's Monitoring Group achieved sales growth of 11.7% for the three-month period while the Cardiology Group had flat sales for the current three-month period as compared to the three-month period ended January 31, 1997. The Supplies and Service business unit experienced a 6.1% decrease in sales for the current three-month period. The Monitoring Group achieved the strong sales growth in the quarter as a result of the continued demand for its newest modular monitors. In addition, all of the product lines experienced increased demand internationally. For the quarter, 39.5% of the Company's net sales were outside of the United States. The sales growth in the quarter was adversely affected by negative currency conversions due to a stronger U. S. dollar and the devaluation of certain Asian currencies. A stable U. S. dollar as compared to the previous year's quarter would have provided additional net sales of $7.2 million, or 5.0%.

Net sales for the nine-month period ended January 31, 1998 increased 6.2% to $424.4 million from $399.4 million for the nine-month period ended January 31, 1997. The Company's Monitoring Group and Cardiology Group achieved sales growth of 14.5% and 0.4%, respectively, in the current nine-month period. The Supplies and Service unit had a decrease in net sales in the current nine-month period of 2.9%. For the nine-month period, the Company experienced softer market conditions in Europe for all products. However, the increased demand in the U.S., particularly for the modular monitors, has more than offset the level of demand internationally. In addition, certain strategic alliances are beginning to provide benefits which are positively impacting net sales, for the Monitoring Group in particular. The negative currency conversions also adversely affected the sales growth in the nine-month period. A stable U. S. dollar as compared to the previous year's nine-month period would have provided additional net sales of $19.8 million, or 4.7%. International net sales for the current nine-month period comprised 35.5% of total net sales as compared with approximately 39% for the previous year's nine-month period. This decrease is attributable to the weaker markets in Western Europe as well as the stronger U. S. dollar versus most foreign currencies.

Gross profit for the three-month period ended January 31, 1998 increased 3.6% to $69.9 million from $67.5 million for the three-month period ended January 31, 1997. For the nine-month period ended January 31, 1998, gross profit increased 9.2% to $212.0 million from $194.2 million in the comparable period last year. Gross margin for the current three-month period was 48.6% as compared to 49.0% for the previous year's quarter. The decrease in the gross margin is related to a shift in the product mix in the quarter towards lower margin products and to international customers which historically have lower margins. For the nine-month period ended January 31, 1998, the gross margin was 50.0% as compared to 48.6% in the comparable period last year. The increased gross margin for the nine-month period was attributable to both product mix and an increased domestic net sales as a percentage of total net sales. For the nine-month period, the product mix was weighted more towards higher margin products such as modular monitors as compared to the previous year's period. In addition, the geographic distribution in the current nine-month period resulted in a greater percentage of domestic sales, especially in the early months of the period, which generally provide a greater gross margin than do the Company's international sales.

Engineering expenses for the three-month period ended January 31, 1998 increased 6.1% to $12.9 million from $12.2 million for the same period in the previous fiscal year. Engineering expenses as a percentage of net sales increased slightly to 9.0% of net sales as compared to 8.8% of net sales for the previous year's quarter. For the nine-month period ended January 31, 1998, engineering expenses increased 7.1% to $38.5 million as compared to $36.0 million for the nine-month period ended January 31, 1997. For the nine-month period, engineering expenses were 9.1% of net sales for the current period as compared to 9.0% for the previous year's period. The Company will continue to invest significantly in both new product developments and continued enhancements to current products. Due to the competitiveness and technological nature of the medical systems and equipment industry, this investment is necessary in order to maintain the Company's competitive position in the health care industry.

Selling expenses for the three-month period ended January 31, 1998 decreased 0.5% to $32.9 million from $33.0 million for the three-month period ended January 31, 1997. Selling expenses as a percentage of net sales decreased in the current quarter to 22.9% as compared to 24.0% for the previous year's quarter. The decrease is attributable to management's efforts to reduce the Company's selling expenses. A headcount reduction in Europe earlier in the fiscal year is resulting in the reduction in the selling expenses. For the nine-month period ended January 31, 1998, selling expenses increased by 5.5% to $102.6 million from $97.2 million. This increase relates to both the higher net sales volume in the nine-month period as well as severance costs associated with the headcount reduction in Europe. As a percentage of net sales, selling expenses remained relatively constant for the nine-month period ended January 31, 1998 at 24.2% of net sales as compared to 24.3% of net sales for the comparable period in the previous year.

General and administrative expenses for the three-month period ended January 31, 1998 decreased 4.2% to $11.2 million from $11.7 million for the three-month period ended January 31, 1997. As a percentage of net sales, general and administrative expenses were 7.8% of net sales for the current quarter as compared to 8.5% in the previous year's quarter. The reduction is attributable to the European headcount reduction as a part of management's strategy to increase operating margins. For the nine-month period ended January 31, 1998, general and administrative expenses increased 5.9% to $35.6 million from $33.6 million. The increase relates to the ongoing conversion costs associated with the conversion of business systems. As a percentage of net sales, general and administrative expenses for the nine-month period ended January 31, 1998 remained constant at 8.4% of net sales as compared to the previous year's period.

Operating income for the three-month period ended January 31, 1998 increased 22.1% to $12.9 million from $10.6 million for the same period in the previous fiscal year. For the nine-month period, operating income increased 29.0% from $27.4 million to $35.3 million. The increase in operating income for the three-month period is attributable to both the increased net sales as well as the reduction in the operating expenses. The focus on controlling operating expenses resulted in an operating margin of 9.0% for the three-month period ended January 31, 1998 as compared to an operating margin of 7.7% in the previous year's quarter. The increased operating income for the nine-month period is attributable to increased net sales and to the increased gross margins.

Interest expense for the three-month period ended January 31, 1998 decreased to $1.5 million from $2.5 million for the same period in the previous fiscal year. For the nine-month period, interest expense decreased to $4.7 million from $6.7 million. The decreases are attributable to the use of proceeds from a public stock offering completed in March, 1997 for repayment of a portion of bank term debt.

The provision for income taxes for the three-month period ended January 31, 1998 was $3.7 million, or an effective tax rate of 33.0%, as compared to $3.4 million, or an effective tax rate of 36.6% for the same period in the previous fiscal year. The decreased effective tax rate is a result of the utilization of net operating losses in Europe which had not been previously benefited.
Improved profitability in the European operations is allowing the Company to offset the quarterly profits with the net operating losses. The effective tax rate for the nine-month period is 39.3% as compared to 37.5% for the comparable period in the previous year. This increased effective tax rate is a result of net operating losses generated in Europe which have not been fully benefited.

Liquidity and Capital Resources

Working capital was $159.3 million at January 31, 1998 as compared to $149.2 million at April 30, 1997. Accounts receivable increased 14.4% to $160.4 million reflecting increased sales levels. Inventories increased 3.2% to $114.3 million primarily due to increased sales levels and to give the Company the continued ability to effectively manage its backlog.

As of January 31, 1998, the Company had $16.7 million outstanding on U.S. lines of credit of $25.0 million. In addition, the Company had $28.0 million, U. S. dollar equivalent, outstanding on foreign lines of credit of $49.7 million. As of April 30, 1997, the amounts outstanding on the U. S. and foreign lines of credit were $8.0 million and $22.4 million, respectively. A portion of the foreign currency denominated borrowings are used to reduce the currency risks associated with the foreign currency receivables.

Net capital expenditures for the nine-month period ended January 31, 1998 were $19.8 million, compared with $10.5 million for the same period in the previous fiscal year. The increase was due to the continued capital expenditures related to the acquisition of a new business system. In addition, the prior year net capital expenditure amount includes the proceeds from a sale of German land.
The capital purchases were funded by both cash flow from operations as well as with draws from the working capital line.

As of January 31, 1998, the Company has $46.5 million of long-term debt compared with $57.0 million of long-term debt as of April 30, 1997. Of the total long-term debt, $30.0 million is senior long-term fixed rate debt which was incurred during the year ended April 30, 1997 in order to refinance a portion of bank long-term debt. This senior debt accrues interest at a fixed rate of 7.46% per annum and matures on August 29, 2008. The remaining long-term debt consists of three variable rate bank term loans. During the nine-months ended January 31, 1998, $10.5 million of bank term debt was repaid by the Company with draws from its working capital line of credit. The next required installment owed by the Company is $5.25 million on April 30, 2000 with the final installment on the bank term debt of $11.25 million owed by the Company on October 31, 2000. The $16.5 million of remaining bank term debt outstanding on January 31, 1998 accrued interest at a rate equal to the LIBOR rate plus one percent, reset monthly. At January 31, 1998, the rate was 6.6563% per annum. The Company intends to pay the interest and retire the remaining long-term debt through cash flow from operations.

Management believes the Company has the financial resources to meet its short term and long term cash requirements. Management believes its cash flow from operations will be sufficient to continue to fund its current obligations as well as fund the internal growth of the Company. The current U. S. inflation rate has little impact on Company operations.

The Company is currently in the process of investigating all of its products to determine if any have a potential incompatability with the Year 2000. Most products are currently compatible with the Year 2000. In addition, the Company has been converting its internal systems to an entirely new business system. This new business system has addressed the Year 2000 issues regarding all internal systems. The Company does not believe any further Year 2000 compliance costs will be material to its financial statements.

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


                                       Marquette Medical Systems, Inc.
                                       ----------------------------------

                                       (Registrant)



Date: March 11, 1998                   /s/ Mary M. Kabacinski
      -----------------                -------------------------------
                                       Mary M. Kabacinski
                                       Principal Financial Officer
                                       and Duly Authorized Officer