Form 10-K
period 1998-04-30
MARQUETTE MEDICAL SYSTEMS INC
filed 1998-07-17
CIK 62675

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended April 30, 1998
                   Commission file number:          0-18724

                        MARQUETTE MEDICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

         Wisconsin                                    39-1046671
(State or other jurisdiction of                         (I.R.S.
Employer
incorporation or organization)                     Identification No.)

8200 West Tower Avenue, Milwaukee, Wisconsin             53223
     (Address of Principal Executive Offices)        (Zip Code)

                                 (414)355-5000
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, $0.10 Par Value
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X    Yes    _______ No
--------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


     Approximate aggregate market value of the registrant's Common Shares held by non-affiliates (based on the closing sales price of such stock as reported in the NASDAQ National Market System) on July 1, 1998 was $323,029,409.00.

     As of July 1, 1998, the number of shares of Common Shares $0.10 par value, outstanding was 17,928,798.

                      DOCUMENTS INCORPORATED BY REFERENCE


       Document                                      Form 10-K Part
       --------                                      --------------

1.   Annual Report to Shareholders for fiscal year ended
     April 30, 1998                                              II

2.   Proxy Statement for Annual Meeting of Shareholders
     scheduled to be held on July 15, 1998                      III



_______________

* Excludes, among other shares, 3,417,368 Common shares held by officers and directors at June 1, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.



     Competition.  The Company encounters and expects to continue to encounter
     -----------
significant competition in the sale of its products and services. The Company's competitors include a number of large multinational corporations, some of which may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to develop new technologies will be sufficient to enable it to compete effectively.


     Risks Associated with International Operations.  International revenues
     ----------------------------------------------
account for a substantial portion of the Company's revenues, and the Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: fluctuations in exchange rates may affect product demand and adversely affect the profitablity in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.


     Rapid and Significant Technological Change and New Products. The markets
     -----------------------------------------------------------
for the Company's products are characterized by rapid and significant technological change, evolving industry standards and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative and require significant planning, design, development, and testing at the technological, product, and manufacturing-process levels. These activities require significant capital commitments and investment by the Company. In addition, products that are competitive in the Company's markets are characterized by rapid and significant technological change due to industry standards that may change on short notice and by the introduction of new products and technologies that render existing products and technologies uncompetitive or obsolete. There can be no assurance that any of the products currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, that any such development will be completed in any particular time frame, or that the Company's products or proprietary technologies will not become uncompetitive or obsolete.


     Government Regulation; No Assurance of Regulatory Approvals. Many of the
     -----------------------------------------------------------
Company's products are subject to pre-marketing clearance or approval by the U.S. Food and Drug Administration (FDA) and similar agencies in foreign countries. The use or sale of certain of the Company's products under development may require approvals by other government agencies. The process of obtaining clearance and approval from the FDA and other government agencies is time-consuming and expensive. Furthermore, there can be no assurance that the necessary clearances or approvals for the Company's products, services, and products and services under development will be obtained on a timely basis, if at all.

     FDA regulations also require continuing compliance with specific standards in conjunction with the maintenance and marketing of products and services that have been approved or cleared. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal penalties, suspension of approvals, recalls, or seizures of products, injunctions, and criminal prosecutions.


     Risks Associated with Dependence on Capital Spending Policies and
     -----------------------------------------------------------------
Government Funding.  The Company's customers include hospitals, laboratories,
------------------
universities, health care providers, government agencies, and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.


     Effect of Laws.  Changes in the law or new interpretations of existing laws
     --------------
may have a significant effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and third party payers. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Health care reform proposals have been formulated by the current administration and by members of Congress. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods and ongoing public debate of these issues can be expected. There can be no assurance that any such efforts or reforms will not have an adverse affect on the business, results of operations or financial condition of the Company.


     Potential Impact of Year 2000 on Processing of Date-Sensitive Information.
     -------------------------------------------------------------------------
The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased from key suppliers by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

     The Company is presently assessing the effect that the year 2000 problem may have on its previously sold products. The Company has not completed its analysis and is unable to conclude at this time whether the year 2000 problem as it relates to its previously sold products is likely to have a material adverse effect on the Company's future operations.



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

          The following table shows certain information relating to the Company's products (dollars in thousands):

                              Year Ended April 30
-----------------------------------------------------------------------------------------
                1996             1997                     1998
-----------------------------------------------------------------------------------------
                           Percentage               Percentage                Percentage
                 Net         of net        Net        of net         Net        of net
                Sales        Sales        Sales       Sales         Sales       Sales
                -----      ----------    -------    ----------     -------    ----------
Cardiology       124,413        29.9%    178,321          32.8%     182,621         31.6
Group

Monitoring       208,321        50.0%    260,953          48.0%     294,054         50.9
Group

Supplies          83,559        20.1%    104,042          19.1%     101,586         17.6%
and Service     --------------------     ---------------------      --------------------
                 416,293         100%    543,317           100%     578,260          100%
                ====================     =====================      ====================

The Company's products are sold in more than 65 countries throughout the world, with the U.S. and international markets accounting for approximately 64% and 36%, respectively, of net sales for Fiscal 1998. The Company's products are used principally in critical and intensive care units, operating and recovery rooms, step-down units, labor and delivery units, the cardiology department, the Cath Lab and related areas of acute care hospitals. In addition, Marquette products increasingly are being used in smaller hospitals, medical clinics, outpatient surgery centers, physician offices and the home.

          The Company estimates that the worldwide market for patient monitoring systems is approximately $1.65 billion, of which approximately $850 million is attributable to the U.S. Marquette's patient monitoring systems continuously acquire, analyze, store, display and print patient physiological information, providing attending medical personnel a means to continuously evaluate a patient's condition. Patient monitoring systems include bedside, telemetry, anesthetic and respiratory gas, maternal/fetal, neonatal and home care and clinical information systems. The Company believes it is one of the leading manufacturers of maternal/fetal, bedside and telemetry monitoring systems. The Company offers fully integrated, networked, open architecture clinical information systems that process information obtained from patient monitors and various other sources, including Marquette's and other companies' products, to create an interactive electronic patient medical record.

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

     Penetration of International Markets. International sales have decreased from approximately 39% of net sales for the year ended April 30, 1997 ("Fiscal 1997") to approximately 36% of net sales for Fiscal 1998 primarily due to the effects of the strengthening U.S. Dollar, which results in negative currency conversions. The Company will continue to seek greater penetration of the European market, where the E for M acquisition has substantially broadened the Company's distribution network. The Asia/Pacific market accounted for approximately 6% of the Company's net sales for Fiscal 1998 and has been identified by the Company as an area for potential growth.

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


     Patient Monitoring
     ------------------

     Marquette's patient monitoring systems continuously acquire, analyze, store, display and print patient physiological information such as ECGs, pulse rate, blood pressure, temperature, gas measurements, respiration rate and oxygen saturation in the blood. This information provides attending medical personnel a means to continuously evaluate a patient's condition.

     The Company estimates the worldwide market for patient monitoring is approximately $1.65 billion, of which approximately $850 million is attributable to the U.S. Recent market growth has been driven principally by demographic trends resulting in larger numbers of ill and elderly patients. Future market growth is also expected to result from emerging monitoring demand in new care areas which previously did not use or require monitoring. As health care providers seek to reduce costs, significant portions of patient care are being delivered in lower acuity care areas. Many patients who in the past would have remained in the intensive care unit and received care with a 1:1 patient-to-nurse ratio for extended periods of time are being moved to lower acuity care areas with a 4:1 or 6:1 patient-to-nurse ratio in which portable monitors or telemetry is used.

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

     In May, 1994 the Company acquired Corometrics Medical Systems, Inc. ("Corometrics"), a designer and manufacturer of fetal and neonatal monitoring systems, and one of the leading providers of clinical information systems for labor and delivery applications. The Corometrics acquisition allowed the Company to expand its product offerings to the labor and delivery care area with a well recognized trade name and an established market position. The Company believes that its Corometrics and Marquette brand names are widely recognized for excellence and innovation in the patient monitoring sector.

     The following table provides information with respect to the Company's principal patient monitoring systems:

                              Approximate                                     Intro-
                              List             Principal                      duction     Care
Product Category              Price Range      Product                        Date        Areas
----------------              -----------      ---------                      --------    -----
Modular Bedside               $13,000-         Solar 8000                     1995        Intensive Care,
Monitors                      $25,000          Solar 9500                     1998        Acute Care

Configured Bedside            $ 6,500-         Eagle 3000                     1995        Intensive Care,
Monitors                      $20,000          Eagle 4000                     1995        Acute Care, General
                                               Eagle Dash 1000(Portable)      1996        Care, Portable and
                                                                                          Transport

Telemetry                     $ 6,500 per      CD - Telemetry LAN             1991        Ambulatory Care and
Monitoring                    bed              System                         1995        Sub Acute Care
Systems                                        APEX Transmitter

Anesthetic and                $10,000-         RAMS Mass Spectrometer         1995        Intensive Care,
Respiratory Gas               $60,000          SAM IR Anesthetic Agent        1995        Acute Care
Monitoring                                     Module
Equipment

Maternal/Fetal                $ 4,800-         Model 150/Antepartum           1992        Labor and Delivery
Monitoring                    $18,000          Model 151/Intrapartum          1994
Equipment                                      Model 118/Intrapartum          1994
                                               Model 155/Antepartum           1996
                                               Model 340 Telemetry            1996
                                                /Intrapartum
                                               Model 120 Series               1997

Neonatal                      $ 8,000-         Eagle 4000N                    1993        Intensive Care
Monitoring                    $20,000          Model 556 (color)              1994
Equipment                                      Eagle 3000N                    1996
                                               Solar 8000N                    1996

Home Care                     $ 1,500-         500E                           1986        Home Care
Monitoring                    $ 3,800          500EXL                         1995
Equipment                                      510/511                        1996
                                               Event-Link                     1996

Clinical Information          $   40,000-      QS System            1996       All care areas
Systems                       $1,500,000

Portable/Transport            $    4,000-      Dash 1000            1997       Transport
Monitors                      $    9,000

Central Stations/             $   10,000-      PRISM Clinical       1998       Intensive Care,
Clinical                      $   60,000       Information Center              Ambulatory Care,
Workstations                                                                   Sub Acute Care

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

          The Solar 8000, the Company's principal modular bedside monitor, has been designed for use in virtually any care setting --from low acuity areas through the most sophisticated patient care environments. It features a hardware platform which offers the user the flexibility to mix-and-match screen sizes, display types (CRT or flat-panel), and networks (standalone, hard-wired or wireless), and to choose among various features and capabilities, including acquisition and analysis of 12-lead ECGs, through the addition of software modules. A complete library of both single-parameter-modules and TRAM(R) multi-parameter modules allows for bedside device configuration at the point-of-care to meet any monitoring need or acuity of any particular patient.

          Marquette recently introduced the first in a new class of monitors that maximizes modular monitoring capabilities and options, the SOLAR 9500 Information Monitor. The SOLAR 9500 Information Monitor is a powerful real-time, modular, vital signs monitor that combines the accuracy and reliability of a medical instrument with the information accessibility of a PC to create a system that simplifies access to, and management of, patient information. Using standard, non-proprietary network protocols and technologies developed for the worldwide web, the SOLAR 9500 will interface with other hospital record keeping systems and databases. It features a highly-customizable graphical user interface (GUI) that gives the user the freedom to design and "build" their own displays, placing information on screen in whatever configuration that specifically meets their ever-changing needs.

          Configured Bedside Monitors are very similar to modular bedside monitors in their continuous vital signs monitoring capabilities. However, configured monitors do not permit point-of-care configurability. In most cases, these devices are used to monitor patients in places other than the intensive care area such as, the emergency department, the general purpose operating room, post-anesthesia care/recovery units or where general purpose monitoring is needed.

          The Company offers the EAGLE 4000, EAGLE 3000 and EAGLE/DASH 1000 configured bedside monitors.

          The EAGLE 4000 is the most advanced of these products and is capable of monitoring ECG with arrhythmia detection and alarm, respiration, non-invasive and invasive blood pressure, temperature, oxygen saturation (using the pulse oximetry), cardiac output and end tidal carbon dioxide levels in its most highly configured form. The device can be purchased with either a color TFT LCD or monochrome EL display. The EAGLE 4000 also accepts an optional software module that provides for the acquisition and analysis of 12-lead ECGs. A battery operation and wireless LAN capabilities are available as options.

          The EAGLE 3000 is a lower priced instrument that offers fewer features and a slightly smaller display than the EAGLE 4000. During 1997, the EAGLE 3000 expanded its capabilities by interfacing and integrating its SAM Smart Anesthesia Multi-gas analysis module into the device. Through this integration, patient information, vital signs values, data trends, alarms, waveforms and gas analysis information now appear in one place on a single display. The Company believes that this enhancement, together with the device's feature set and price point, should enable the EAGLE 3000 to further penetrate the configured bedside market segment.

          The DASH 1000, or EAGLE 1000 as it is labeled outside the U.S., is the first in a family of battery-powered portable monitors to be offered by the Company. The device is a low-cost device available in a variety of configurations and is especially well suited to compete in the cost-sensitive markets outside the U.S.

          In addition to bedside patient monitoring devices and systems, the Company also offers Telemetry Monitoring Systems. Telemetry Monitoring Systems continuously collect ECGs using small, battery-powered patient-worn devices that transmit collected data via VHF or UHF radio frequency to receiver units a central viewing station. Telemetry systems are designed for patients who require at minimum ECG monitoring, but who are not confined to their beds. In general, the patient populations requiring this type of monitoring would consist of suspect cardiac patients, patients recovering from a cardiac event, post surgical patients, or others in the diagnostic or recovery process. Telemetry monitoring systems represent an increasing share of the market for monitoring equipment because it allows patients to be ambulatory, which facilitates earlier discharge from the hospital.

          The Company competes in this category with its CD-Telemetry LAN System and Apex-S Telemetry Transmitter. The Apex-S is a true multi-lead transmitter capable of providing simultaneous multi-lead transmission and display of any of seven standard leads (I, II, III, V, a VR, a VL, a VF). In addition to multi-lead ECG transmission, the Apex-S also provides for multi-parameter telemetry transmission. The Apex-S transmitter compliments modular multi-parameter telemetry by interfacing to secondary pulse oximetry and non-invasive blood pressure devices.

          Centralized display of waveforms and other patient information telemetry devices and bedside monitors is accomplished using the Company's recently introduced PRISM Clinical Information Center (CIC). Using a standard PC-Intel Pentium platform and Microsoft(R) Windows NT, the device is capable of displaying information from 16 patients simultaneously. The hardware platform provides the user the flexibility to mix-and-match screen sizes and display types (CRT or flat-panel). The use of the Windows control and display interface allows the user to access additional patient information instantaneously.

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

          The Company estimates the worldwide market in which it participates for diagnostic cardiology products is approximately $1 billion, of which approximately $430 million is attributable to the U.S. An aging population, the increasing trend towards preventative rather than corrective medicine and a general preference for less invasive procedures are the factors expected to generate increased demand for the Company's diagnostic cardiology products.

          Marquette believes its cardiovascular information solution, the MUSE CV/TM/ information system, is one of the leading products used to store, manage, process and deliver an entire cardiology patient file. The system delivers advances in clinical decisions, process efficiency and information access through hospital information system interfaces, network connectivity, internet technology, and health care protocol standards.

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

          The following table provides information with respect to the Company's principal diagnostic cardiology products:

                        Approximate                                   Intro-
                        List              Principal                   duction        Care
Product Category        Price Range       Products                    Date           Area
----------------        -----------       ---------                   --------       -----
Resting ECG             $    1,800-       Mac PC                      1985           Intensive Care,
Equipment               $   15,000        Mac 6                       1989           Acute Care,
                                          Mac VU                      1991           General Purpose,
                                          Mac 8                       1993           Emergency Care,
                                          CardioSmart                 1994           Sub Acute
                                          MicroSmart                  1996
                                          QT Guard                    1998           Research Applications

Exercise Testing        $    4,000-       MAX 1                       1989           General Purpose,
ECG Systems             $   23,000        CASE 16                     1994           Sub Acute
                                          MAX Personal                1995
                                          CardioSys XT                1996
                                          CardioSmart ST              1997

Holter (Ambulatory)     $   21,000-       CENTRA                      1989           Ambulatory Care,
ECG Equipment           $   60,000        SXP                         1991           Home Care
                                          Memoport                    1995
                                          MARS                        1996

Cardiovascular          $   30,000-       MUSE CV                     1996           Intensive Care,
Information             $1,000,000                                                   Acute Care,
Systems                                                                              General Purpose,
                                                                                     Emergency Care,
                                                                                     Sub Acute Care

Cardiac                 $    2,000-       Marquette Responder 1000    1998           Intensive Care,
Defibrillators          $   14,500        Marquette Responder 1100    1998           Acute Care,
                                                                                     GeneralPurpose,
                                          CardioServ                  1993           Emergency Care,
                                          Marquette Responder 3000    1998           Portable and
                                                                                     Transport,
                                                                                     Sub Acute Care

Cardiac                 $   90,000-       MacLab                      1990           Intensive Care
Catheterization         $  125,000        E for M 6000                1996           Cardiac Cath Lab
Equipment               $  160,000        E for M 8000                1996

Photo Image and         $  100,000-       AccuVision Series           1995           Cardiac Cath Lab
Digital Image           $  125,000
Processing
Equipment

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

          The Company's latest cardiovascular information system, the MUSE CV/TM/, is an open architecture system designed for hospitals. In addition to storing, analyzing and retrieving ECGs taken at rest, MUSE CV provides similar capability for Holter ECGs, exercise testing ECGs, and other testing procedures and integrates all of the Company's diagnostic cardiology products together through networking and computer processing, creating a complete cardiology patient file. MUSE CV also provides an interface to the hospital's information system. MUSE CV can generate billing, activity and results reports which can assist a hospital or other user in cost control and decrease of both unbilled and inaccurately billed tests.

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

          Cardiac Catheterization Equipment is used in various cardiovascular procedures performed in the Cath Lab and the EP Lab. In vascular or "hemodynamic" studies, the catheter, with attached physiological sensors, is used to measure temperature and blood pressure in various parts of the heart and the surrounding circulatory system, as well as determining the volume of blood being pumped by the heart. Electrophysiology studies are performed to evaluate the process of the conduction of electricity through the heart as the heart contracts and to diagnose the mechanisms of abnormal heart rhythm. The Company's E for M System 8000 is the only system that combines complete electrophysiology and hemodynamics into one workstation, maximizing the utilization of the workstation. The system is specially configured to assist cardiologists with fast, accurate collection and analysis of physiological data.

          Photo Image and Digital Image Processing Equipment is used to view the performance and function of a patient's coronary vasculature to assist in the detection, diagnosis, treatment and prevention of cardiac diseases and injuries, particularly in connection with cardiac catheterization and echocardiography. The Company's photographic and digital imaging systems allow the capture, storage and review of these images. The Company's photographic systems utilize a variety of 35mm high grade films produced under the Company's label by third-party manufacturers and offer a number of different processing chemistries. The Company's digital image processing systems capture analog images from X-ray, and convert them to digital images. These systems then manage the digitized images so they can be enhanced, quantified, reviewed in real-time, transmitted over networks and/or archived on CD-R media. The Company does not manufacture or sell the X-ray or other imaging source associated with this process.

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


     CUSTOMER SERVICE

     The Company's service operations are responsible for equipment installation at customers' sites and for the fulfillment of the Company's warranty and maintenance commitments. Most equipment sold by the Company is fully warranted for all parts and labor for one year or on a 90 days labor, 3 years parts basis. The Company offers a variety of post-warranty service agreements permitting customers to contract for the level of equipment maintenance and repair they require.

     In addition to warranty and post-warranty maintenance service, the Company performs circuit board and modular component repairs on a 48-hour return basis, and manufactures and markets replacement parts to the Company's dealers and equipment users. The Company offers repair and maintenance training classes throughout the year for customers and dealers. In addition, the Company supports customers, dealers and the Company's field personnel by providing telephone assistance on service problems.

     The Company has a national network of approximately 179 service technicians and 5 project managers located throughout the U.S., and approximately 125 service technicians located in Europe. At its operations in Germany, the Company operates a parts and support center for European service. In some foreign countries, if direct Company field engineers and technicians are not conveniently located, employees of local dealers provide warranty and field maintenance service.


     RESEARCH AND DEVELOPMENT

     Marquette has made a substantial commitment to product research and development throughout its history and has introduced major new products in each of its product lines during the past three years. The Company expended $37.3 million, $48.1 million and $52.6 million on research and development, which represented approximately 9.0%, 8.9% and 9.1% of net sales for the fiscal years ending April 30, 1996, 1997, and 1998, respectively. Marquette has leveraged its expertise in microprocessor design, advanced circuit development and software programming to establish itself as a global leader in physiological data acquisition and analysis.

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

     The U.S. has been the principal geographic market for the Company's products. Over the past ten years, the Company has sought to develop its international market standing. International sales decreased from approximately 39% in fiscal 1997 to approximately 36% in fiscal 1998, such decrease being principally attributable to the effects of the strengthening U.S. Dollar.

     The Company has a direct sales force in the U.S. of approximately 277 sales representatives, clinical specialists, and managers, as well as 7 national account managers. In addition, the Company has approximately 120 and 10 direct sales employees in Europe and Australia, respectively, as well as numerous dealers in both markets. The remaining international markets, primarily Japan, China, Southeast Asia, India, Latin America and Canada, are served by distributorship arrangements under which a local dealer buys products from the Company at a discount for resale within its own territory.

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


     EMPLOYEES

     At April 30, 1998, the Company had approximately 2,371 employees in the U.S. and approximately 754 employees outside the U.S., including approximately 832 employees engaged primarily in sales, approximately 959 employees engaged primarily in manufacturing, approximately 540 employees engaged primarily in research and product development and approximately 595 employees primarily engaged in service. Management considers employee relations to be excellent.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding executive officers who are not also directors.


        Name                  Age          Position with the Company
        ----                  ---          -------------------------
Mary M. Kabacinski            48           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer

Steven G. Books               48           Senior Vice President

Gerald J. Lentz               51           Senior Vice
                                           President-Service

Gary Close                    46           Senior Vice President-
                                           Monitoring

P. Michael Breedlove          54           Vice President-Business
                                           Development-Imaging

Louis P. Scafuri              46           Chief Operating
                                           Officer, President-
                                           Cardiology Group
                                           Diagnostics

Mark R. Tauscher               46          Senior Vice President-
                                           Supplies

Kevin Lindsey                  41          Vice President and
                                           Comptroller

     Mary M. Kabacinski became a Senior Vice President of the Company in August, 1996, Vice President and Chief Financial Officer of the Company in July, 1991 and Treasurer of the Company in 1989. Prior to her employment with the Company, Mrs. Kabacinski was a tax manager at Arthur Andersen LLP.

     Steven G. Books became a Senior Vice President of the Company in February, 1998. Mr. Books was Division President-Cardiology from May, 1996 to February, 1998. Mr. Books was Vice President-Cardiology Division from June, 1994 to May, 1996 and a manager in the Company's manufacturing and engineering departments from 1982 to June, 1994.

     Gerald J. Lentz became Senior Vice President-Service in February, 1998. Mr. Lentz was Division President-Service from May, 1996 to February, 1998. Mr. Lentz was a Product Manager from June, 1994 to May, 1996 and National Service Manager from February, 1977 to June, 1994.

     P. Michael Breedlove became Vice President-Business Development-Imaging in May, 1998. Mr. Breedlove was Division President-E for M Imaging Services from May, 1996 until February, 1998 when he was named Senior Vice President-Cardiology. Mr. Breedlove was Division President-E For M Imaging Services from May, 1996 to February, 1998, Vice President-Field Operations for E For M from October, 1995 to May, 1996, and a Vice President of Cerner Corporation from 1993 until October, 1995 and Managing Director of Cerner Corporation PTY LTD from 1991 until 1993. Mr. Breedlove was Vice President-Sales and Marketing of Cerner Corporation from 1984 to 1991.

     Louis P. Scafuri became Chief Operating Officer and President-Cardiology Group in February, 1998 and was Division President-Corometrics Medical Systems, from May, 1996 to February, 1998. Mr. Scafuri has also been President of Corometrics since September, 1995. Mr. Scafuri was a Vice President of Aspect Medical Systems, Inc. from September, 1992 to August, 1995. Mr. Scafuri was Director of Sales, Western Hemisphere, for the Company from May, 1991 to September, 1992 and held various field sales management positions throughout the Company prior to May, 1991.

     Mark R. Tauscher became Senior Vice President-Supplies in February, 1998. Mr. Tauscher was Division President-Supplies from

November, 1996 to February, 1998. Mr. Tauscher was General Manager of Medical Supplies for Hewlett Packard Corporation from 1994 to November, 1996. Prior to joining the Company, Mr. Tauscher was employed at Hewlett Packard for 21 years, where he also held the positions of Director of National Accounts and Marketing Manager for medical customer service.

     Kevin Lindsey became Comptroller of the Company in 1985 and a Vice President of the Company in August, 1997. From 1982 until 1985, Mr. Lindsey served as Tax Manager of the Company.

     Gary Close became Senior Vice President-Monitoring of the Company in May, 1998. Mr. Close was Vice President of Marketing-Monitoring Division from July, 1996 until May, 1998, Director of Marketing-Monitoring Division in June, 1995 until July, 1996, and as Marketing Manager from September, 1994 until June, 1995. Prior to joining the Company, Mr. Close was Vice President of Marketing and Sales of Digital Ocean, Inc., a WLAN manufacturer, from March, 1994 until September, 1994. He was Vice President-Marketing and Engineering of Criticare Systems, Inc. from September, 1991 until March, 1994.



     ITEM 2.  PROPERTIES

     The following table sets forth certain information as of April 30, 1998, relating to the Company's principal real estate facilities:

  Location
 (Owned or           Approximate
  Leased)            Square Feet        Principal Uses
-------------      ---------------      --------------
Freiburg, Germany
(owned)                  140,000        Engineering, research and development,
                                        marketing and manufacturing of
                                        diagnostic and monitoring products,
                                        primarily for European distribution.

Freiburg, Germany         35,100        Research and development, marketing and
 (leased until                          sale and purchasing until for Hellige
   September 30, 2006)                  manufactured products

Jupiter, Florida         180,000        Manufacturing, engineering and marketing
                                        of supplies and (owned) cardiac
                                        catheterization products and repair and
                                        maintenance of products

Milwaukee,               295,000        Corporate offices, engineering, research
                                        and Wisconsin development, and marketing and (owned) manufacturing of diagnostic and adult monitoring products

Paris, France             8,000         Marketing and sales, general
(leased until                           administration
February, 1999)

Torrance, California     65,500         Engineering, research and development
(leased until December,                 and marketing and manufacturing of
2004)                                   imaging systems

Wallingford, CT         180,000         Engineering, research and development
 (owned)                                and marketing and manufacturing of fetal
                                        and neo-natal monitoring and diagnostic
                                        products



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



     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II


     ITEM 5. Market for the Registrant's Common Equity and Related Security Holder Matters

     The section labeled "General Information" appearing on page 49 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

     The Registrant has two classes of stock, Common Shares, $0.10 par value, and Preferred Shares, without par value. There are no Preferred Shares outstanding.

     ITEM 6.  Selected Financial Data

     The section labeled "Five Year Summary of Selected Financial Data" appearing on page 5 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 42 through 47 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

     ITEM 8.  Financial Statements and Supplementary Data

     The Report of Independent Public Accountants appearing on page 41 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 20 through 40 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

     ITEM 9. Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure

              None.


                                     PART III

     ITEM 10.  Directors and Executive Officers of the Registrant

          (a) The section labeled "Nominees" appearing on page 2 of the Company's Proxy Statement dated June 25, 1998 is incorporated herein by reference.

          (b) Information concerning the Company's executive officers who are not directors is set forth in Part I of this Form 10-K.

          (c) Section 16(a) Beneficial Ownership Reporting Compliance.  Section
              -------------------------------------------------------
16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for the omission to reflect on the Form 4 (Statement of Changes in Beneficial Ownership) by Frederick A. Robertson for the month of December, 1997, the purchase of 2,000 shares of the Company's equity securities. An amended Form 4 was filed by Dr. Robertson for April, 1998 correcting the omission.


     ITEM 11.  Executive Compensation

     The sections labeled "Executive Officer Compensation" and "Report of the Human Resources Committee" appearing on pages 6 through 10 of the Company's Proxy Statement dated June 25, 1998 is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.


     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Stock Ownership of Management and Others" appearing on pages 5 and 6 of the Company's Proxy Statement dated June 25, 1998 is incorporated herein by reference.

     ITEM 13.  Certain Relationships and Related Transactions

     The subsection labeled "Certain Transactions" appearing on pages 11 and 12 of the Company's Proxy Statement dated June 25, 1998 is incorporated herein by reference.

                                       PART IV


     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  1.   Index to Financial Statements

     The following Financial Statements
     are included in the Company's
     1998 Annual Report to Shareholders                Page in 1998
     and are incorporated herein by                    Annual Report
     reference pursuant to Item 8:                     to Shareholders


     Consolidated Balance Sheets at                             2
     April 30, 1998 and 1997

     Consolidated Statements of Income                         22
     for the years ended April 30, 1998,
     1997 and 1996

     Consolidated Statements of Cash Flows                     23
     for the years ended April 30, 1998,
     1997 and 1996

     Consolidated Statements of Shareholders'                  24
     Equity for the years ended April 30,
     1998, 1997 and 1996

     Notes to Consolidated Financial                           25
     Statements

     Selected Quarterly Data (Unaudited)                       40

     Report of Independent Public Accountants                  41


               2.   Index to Financial Statement Schedules

          The following schedule is filed as part of this Report on Form 10-K and is covered by the "Report of Independent Public Accountants on Supplementary Schedule" included herein.

           Schedule
            Number                       Description
            ------                       -----------


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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTARY SCHEDULE


     To the Shareholders of Marquette Medical Systems, Inc.:


     We have audited in accordance with generally accepted auditing standards, the financial statements included in Marquette Medical Systems, Inc.'s Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 1, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     ARTHUR ANDERSEN LLP

                                    /s/ Arthur Andersen LLP
Milwaukee, Wisconsin,
June 1, 1998

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

             Balance    Additions    Additions     Write-Offs  Balance
             Beginning  Charged      Due to        Net of      End
             of Year    to Income    Acquisitions  Recoveries  of Year
Year ended
April 30,
1996         $1,066      $817         $5,427        $880       $6,430

Year ended
April 30,
1997         $6,430      $398         $  -0-        $2,664     $4,164

Year ended
April 30,
1998         $4,164      $   89       $  -0-        $ ( 30)     $4,283

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

              (c) Articles of Amendment to Amended and Restated Articles of Incorporation dated December 18, 1996

              (d) Articles of Amendment to Amended and Restated Articles of Incorporation dated August 13, 1997

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

              (c) Amendment No. 2 to Amended and Restated By-Laws of the Registrant adopted November 20, 1996

              (d) Amendment No. 3 to Amended and Restated By-Laws of the Registrant adopted June 24, 1997

               (e) A complete copy of the By-Laws as amended to date

     4.1 Rights Agreement dated as of December 18, 1996 between Registrant and Firstar Trust Company as Rights Agent (filed as Exhibit 4 to Form 8-K dated December 18, 1996 and incorporated herein by reference)

     10.1 Post-Death Option Agreement, by and between Marquette Electronics, Inc. and Michael J. Cudahy, dated April 6, 1992 (filed as Exhibit 10.67 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.2 Post-Death Option Agreement, by and between Marquette Electronics, Inc. and Warren B. Cozzens, dated April 6, 1992 (filed as Exhibit 10.68 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.3 Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. (filed as Exhibit 10.70 to Form 10-K for the fiscal year ended April 30, 1992 and incorporated herein by reference)

     10.4 Amendment No. 1 to Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. adopted September 10, 1993 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.5 Amendment No. 2 to Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. adopted June 2, 1994 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.6 Amendment No. 3 to Amended and Restated Stock Option Plan for Employees of Marquette Electronics, Inc. adopted May 21, 1996 (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.7 Letter Agreement between the Company and Warren B. Cozzens dated July 11, 1994 (filed as Exhibit 10.21 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.8 Marquette Electronics, Inc. Directors (non-employee) Stock Option Plan adopted August 19, 1993 (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended April 30, 1994 and incorporated herein by reference)

     10.9 Loan Agreement dated May 31, 1994 between Marquette Electronics, Inc., M&I Marshall & Ilsley Bank and NBD Bank, N.A. (filed as
               Exhibit 10.19 to Form 10-K for the fiscal year ended April 30, 1995 and incorporated herein by reference)

     10.10 Marquette Electronics, Inc. Management Deferred Compensation Plan, as adopted on February 9, 1996 (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.11 Stock Purchase Agreement, dated July 1, 1996, between the Registrant, E For M Corporation and Polar Vision, Inc. (filed as
               Exhibit 10.16 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.12 Loan Agreement between Registrant and M & I Marshall and Ilsley Bank, Wachovia Bank of Georgia N.A. and NBD Bank, N.A. dated December 12, 1995 (filed as Exhibit 10.17 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.13 Commercial and Industrial Lease Agreement dated March 29, 1995 between Bond Street Building Co. and E For M Corporation (a wholly-owned subsidiary of Registrant) (filed as Exhibit 10.19 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.14 Standard Industrial/Commercial Single Tenant-Tenant Lease Net dated May 24, 1994 between Albor Properties One LP and Enhanced Imaging Technologies, Inc. (now known as E For M Corporation) (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended April 30, 1996 and incorporated herein by reference)

     10.15     Stock Option dated June 24, 1997 issued by Registrant to Michael
               J. Cudahy (filed as Exhibit 1 to Form 8-K dated July 2, 1997 and incorporated herein by reference)

     10.16 Severance Agreement dated February 27, 1998 between the Registrant and Frederick A. Robertson

     10.17 Severance Agreement dated March 11, 1998 between Registrant and Timothy C. Mickelson

     10.18     Marquette Medical Systems, Inc. Global Employee Stock Sharing
               Plan

     10.19 Indemnity Agreement dated February 27, 1998 between Registrant and Frederick A. Robertson

     10.20 Marquette Medical Systems, Inc. Profit-Sharing and 401(k) Plan (as amended and restated) effective as of January 1, 1998

     10.21 Amendment No. 1 adopted February 20, 1998 to the Marquette Medical Systems, Inc. Profit-Sharing and 401(k) Plan (as amended and restated)

     13.1      1998 Annual Report to Shareholders



     Exhibit
     No.

     21.1      List of subsidiaries

     23.1      Consent of Arthur Andersen LLP

     27.1      Financial Data Schedule



     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: July 15, 1998.


                                    MARQUETTE MEDICAL SYSTEMS, INC.


                                    By:  /s/ Frederick A. Robertson
                                        ---------------------------
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title             Date



Principal Executive Officer:
                                    Chief Executive
 /s/Frederick A. Robertson          Officer,
-----------------------------       Director            July 15, 1998
     Frederick A. Robertson


Principal Financial Officer:        Senior Vice
                                    Vice President,
 /s/ Mary M. Kabacinski             Chief Financial
-----------------------------       Officer,
    Mary M. Kabacinski              Assistant
                                    Secretary           July 15, 1998



Directors:

 /s/ John G. Bollinger
-----------------------------
     John G. Bollinger              Director            July 15, 1998


 /s/ Michael J. Cudahy              Chairman of the
-----------------------------       Board, Director     July 15, 1998
     Michael J. Cudahy

  /s/ Frederick G. Luber            Director            July 15, 1998
 ----------------------------
     Frederick G. Luber


  /s/ Melvin S. Newman
 ----------------------------
     Melvin S. Newman               Director            July 15, 1998


  /s/ Walter L. Robb
 ----------------------------
     Walter L. Robb                 Director            July 15, 1998


  /s/ Frederick A. Robertson
 ----------------------------
     Frederick A. Robertson         Director            July 15, 1998