Form 10-Q
period 1998-07-31
MARQUETTE MEDICAL SYSTEMS INC
filed 1998-09-11
CIK 62675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1998
                                    --------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                       Commission File Number    0-18724
                                             --------------------------------


                        MARQUETTE MEDICAL SYSTEMS, INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Wisconsin                    39-1046671
              -------------------------------------------------------
              (State or Other Jurisdiction of     (I.R.S. Employer
               Incorporation or Organization)  Identification Number)


          8200 W. Tower Avenue, Milwaukee, Wisconsin           53223
         ------------------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)


                                (414) 355-5000
                ------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      N/A
                  ------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report.)

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

                                                        Outstanding
                                                    at  August 31, 1998
                                                  ------------------------

Common Stock, $.10 par value                         17,959,471 Shares
                                                  ------------------------

                MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                ------------------------------------------------


                                     INDEX
                                     -----

                                                                    Page Number
                                                                    -----------

PART I - FINANCIAL INFORMATION:
------------------------------


Item 1)   Financial Statements -

          Consolidated Condensed Statements of Income                    3
           For the Three Months Ended July 31, 1998
           and 1997 (Unaudited)

          Consolidated Condensed Balance Sheets As of                    4
           July 31, 1998 (Unaudited) and April 30, 1998

          Consolidated Condensed Statements of Cash Flows                5
           For the Three Months Ended July 31, 1998
           and 1997 (Unaudited)

          Notes to Consolidated Condensed Financial                      6
           Statements (Unaudited)


Item 2)   Management's Discussion and Analysis of Financial              7-9
           Condition and Results of Operations



PART II - OTHER INFORMATION:
---------------------------


Item 4)   Submission Of Matters To A Vote of Security Holders            10



SIGNATURE                                                                11
---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1 - Financial Statements
------   --------------------


               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      July  31,
                                            -----------------------------
                                              1998                 1997
                                            --------             --------

Net Sales                                   $143,599             $132,069
Cost of Sales                                 72,396               64,261
                                            --------             --------
  Gross Profit                                71,203               67,808
                                            --------             --------
Engineering Expenses                          14,487               12,725
Selling Expenses                              35,443               34,191
General and Administrative
  Expenses                                    12,223               11,708
                                            --------             --------
  Total Operating Expenses                    62,153               58,624
                                            --------             --------
  Income from Operations                       9,050                9,184
Interest Expense                               1,335                1,565
Other Expense/(Income), Net                   (1,332)                (152)
                                            --------             --------
  Income before Provision for Income
    Taxes                                      9,047                7,771

Provision for Income Taxes                     3,443                3,470
                                            --------             --------

Net Income                                  $  5,604             $  4,301
                                            ========             ========

Comprehensive Income                        $  5,779             $  2,221
                                            ========             ========

Basic Net Income per Common Share           $   0.31             $   0.24
                                            ========             ========

Diluted Net Income per Common Share         $   0.30             $   0.24
                                            ========             ========

Weighted Average Number of Shares used
in the Computation of:

     Basic Net Income per Common Share        17,921               17,623
     Diluted Net Income per Common Share      18,485               18,155

       The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                -----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                 (Amounts In Thousands Except Per Share Data)


                                                          As of        As of
                                                         July 31      April 30
ASSETS                                                    1998          1998
------                                                 -----------    --------
                                                       (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                        $  5,012      $  5,063
       Accounts receivable, less allowances of
          $4,660 and $4,283, respectively                167,366       159,343
       Inventories                                       110,926       109,003
       Prepaid expenses and other                          5,950         5,068
       Deferred income tax benefits                       11,681        11,337
                                                        --------      --------
           Total current assets                          300,935       289,814

PROPERTY AND EQUIPMENT, NET                              115,019       113,704
OTHER ASSETS                                              51,263        55,842
                                                        --------      --------
                                                        $467,217      $459,360
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Amounts due to bank                               $ 10,005      $ 11,499
      Notes payable to bank                               46,368        35,378
      Accounts payable                                    29,155        31,122
      Accrued liabilities                                 49,631        49,588
                                                        --------      --------
           Total current liabilities                     135,159       127,587
                                                        --------      --------

LONG-TERM DEBT, less current maturities                   30,000        37,500
DEFERRED INCOME TAXES                                     13,775        15,911
PENSION AND OTHER LONG-TERM LIABILITIES                   59,557        56,046
COMMON STOCK UNDER REPURCHASE AGREEMENTS                   8,000         8,000

SHAREHOLDERS' EQUITY:
      Common Stock, $.10 par value, 30,000,000
        shares authorized, 17,944,900 and 17,905,343
        shares issued, respectively                        1,794         1,791
      Additional paid-in capital                          59,073        58,445
      Retained earnings                                  179,586       173,982
      Accumulated other comprehensive income (loss)      (11,727)      (11,902)
      Common Stock under repurchase agreements            (8,000)       (8,000)
                                                        --------      --------
           Total shareholders' equity                    220,726       214,316
                                                        --------      --------
                                                        $467,217      $459,360
                                                        ========      ========


     The accompanying notes are an integral part of these balance sheets.

                        MARQUETTE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED JULY 31, 1998
                            (Amounts in Thousands)
                                  (UNAUDITED)

                                                                                 Three Months Ended July 31,
                                                                                  1998                1997
                                                                                 -------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                 $ 5,604            $  4,301
      Adjustments to reconcile net income to net
       cash provided by (used in) operating activities-
        Depreciation and amortization                                              5,545               5,102
        Deferred income taxes                                                       (564)               (214)
        Changes in assets and liabilities:
           Accounts receivable                                                    (1,772)             (2,202)
           Inventories                                                            (1,786)            (11,162)
           Prepaid expenses and other assets                                         222                (369)
           Accounts payable and accrued liabilities                               (4,803)              6,518
                                                                                 -------            --------

          Net cash provided by operating activities                                2,446               1,974

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
      Property, plant, and equipment additions,
         net of disposals                                                         (7,338)             (8,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds under notes payable to bank                                    11,779              11,327
      Payments on long-term debt                                                  (7,500)             (4,500)
      Proceeds from issuance of common stock                                         633               1,432
                                                                                 -------            --------

        Net cash provided by financing activities                                  4,912               8,259

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                  (71)                (10)
                                                                                 -------            --------

        Net increase (decrease) in cash and cash equivalents                         (51)              2,093

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,063               2,704
                                                                                 -------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         5,012               4,797
                                                                                 =======            ========


        The accompanying notes are an integral part of these statements.

               MARQUETTE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF JULY 31, 1998
                 (Amounts in Thousands, Except Per Share Data)
                                  (UNAUDITED)

(1)  Basis of Presentation-
     ---------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations, financial position and cash flows have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements included in Marquette Medical Systems, Inc.'s Form 10-K for the fiscal year ended April 30, 1998.

(2)  Inventories-
     -------------

     Inventories consist of the following:
                                              July 31, 1998  April 30, 1998
                                              -------------  --------------

     Raw materials and component parts          $ 31,513        $ 30,350
     Work in process and finished goods           57,502          54,602
     Demonstration inventory                      21,911          24,051
                                                --------        --------
                                                $110,926        $109,003
                                                ========        ========

(3)  Earnings per Share-
     ------------------

     In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," both basic net income per common share and diluted net income per common share are reported. Basic net income per common share is computed using the weighted average number of common shares outstanding and diluted net income per common share is computed using the weighted average number of common shares outstanding and dilutive potential common shares assumed to be outstanding during the period using the treasury stock method. Dilutive potential common shares consist of options to purchase common stock.

(4)  Comprehensive Income
     --------------------

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The Company's only component of comprehensive income is the foreign currency translation adjustment. The reconciliation of net income to comprehensive net income is as follows:

                                         Three Months Ended July 31,
                                         ---------------------------
                                             1998         1997
                                             ----         ----

     Net Income                             $5,604       $ 4,301
     Foreign currency translation              175        (2,080)
                                            ------       -------
     Comprehensive net income               $5,779       $ 2,221
                                            ======       =======

(5)  New Accounting Pronouncements
     -----------------------------

     Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued in October, 1997 has been adopted by the Company for software transactions entered into beginning May 1, 1998. SOP 97-2 supercedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue of software transactions. The impact on the Company's consolidated financial statements as a result of the adoption of this pronouncement is not material.

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosures of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 for the quarter ending April 30, 1999. The Company is evaluating the impact that the adoption of this statement will have on its disclosures.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires that an entity recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company intends to adopt this standard in fiscal 2000. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 2- Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - Three-Month Period Ended July 31, 1998
--------------------------------------------------------------

Net sales for the three-month period ended July 31, 1998 increased 8.7% to $143.6 million from $132.1 million for the three-month period ended July 31, 1997. The Monitoring Group achieved sales growth of 21.3% for the current three-month period to $78.0 million from $64.3 million. The Monitoring Group's strong sales growth is attributable to the continued strong demand in the domestic markets. While the modular bedside monitors continue to show strong growth, the other types of adult care monitors, such as configured and telemetry systems, also achieved strong sales growth in the current quarter. The Cardiology Group experienced a decline in net sales of 7.6% in the three-month period ended July 31, 1998 from $43.4 million to $40.1 million. Approximately $1.5 million of the decrease relates to a non-recurring sale in the prior year's quarter of cardiology equipment to a distribution partner under terms of a joint distribution agreement entered into last fiscal year. The remaining decrease in net sales for the Cardiology Group relates to a softer market for cardiology products, both domestically and internationally. The Supplies and Service unit achieved sales growth of 4.5% in the three-month period ended July 31, 1998 as compared to the three-month period ended July 31, 1997 to $25.5 million of net sales from $24.4 million of net sales. International net sales for the current quarter were 32.3% of total net sales as compared to 33.3% of total net sales for the previous year's quarter.

Gross profit for the three-month period ended July 31, 1998 increased 5.0% to $71.2 million as compared to $67.8 million for the three-months ended July 31, 1997. Gross margin for the current quarter was 49.6% as compared to 51.3% for last year's quarter. The decrease in the gross margin for the current quarter relates mainly to the product mix. For the three-month period ended July 31, 1997, the product mix was weighted significantly more towards the higher margin products.

Engineering expense for the three-month period ended July 31, 1998 increased 13.8% to $14.5 million from $12.7 million for the same period in the previous fiscal year. The increase relates to the Company's decision to add engineering talent, especially in the clinical information system area, in the fourth quarter of the previous fiscal year. The Company believes that this additional commitment of resources to engineering will enhance the Company's competitive advantage, especially in monitoring. Engineering expenses as a percentage of net sales increased to 10.1% in the current quarter as compared to 9.6% in the previous year's quarter.

Selling expenses for the three-month period ended July 31, 1998 increased 3.7% to $35.4 million from $34.2 million for the same period in the previous fiscal year. The increase relates to the commissions payable with respect to the increased net sales for the current quarter. As a percentage of net sales, selling expenses decreased in the three-month period ended July 31, 1998 to 24.7% of net sales as compared to 25.9% of net sales in the previous year's quarter. The decrease as a percentage of net sales is mainly attributable to the actions taken by management during the previous fiscal year to increase the efficiency of the sales force, such as a headcount reduction in the European distribution channel during last fiscal year's second quarter.

General and administrative expenses for the three-month period ended July 31, 1998 increased 4.4% to $12.2 million from $11.7 million for the same period in the previous fiscal year. The increase relates to additional support costs necessary to support the increased sales volume. General and administrative expenses as a percentage of net sales were 8.5% of net sales as compared to 8.9% of net sales in the previous year's fiscal quarter.

Operating income for the three-month period ended July 31, 1998 decreased 1.5% to $9.1 million from $9.2 million for the same period in the previous fiscal year. The decreased operating profit is mainly attributable to the decreased gross margin.

Interest expense for the three-month period ended July 31, 1998 was $1.3 million as compared to $1.6 million for the same period in the previous fiscal year. The decrease is attributable to the reduction of debt over the last year from cash flow provided by operations.

Other income for the three-month period ended July 31, 1998 was $1.3 million as compared to $0.2 million in last year's quarter. The increase is related to the sale of vacant land in Freiburg, Germany. The land which was sold has been held for sale since the acquisition of E for M Corporation in 1996.

The provision for income taxes for the three-month period ended July 31, 1998 was $3.4 million, or an effective tax rate of 38.1%, as compared to $3.5 million, or an effective tax rate of 44.7% for the same period in the previous fiscal year. The tax rate in last year's first quarter was high due to European net operating losses generated in last year's quarter which could not be benefited. In the current year's quarter, the Company was able to benefit some of the net operating losses due to the improved profitability realized in Europe during the quarter.

Liquidity and Capital Resources
-------------------------------

Working capital was $165.8 million at July 31, 1998 as compared to $162.2 million at April 30, 1998. Accounts receivable increased by $8.0 million related mainly to the increased sales.

During the three-month period ended July 31, 1998, the Company's cash and cash equivalents decreased slightly to $5.0 million from $5.1 million as of April 30, 1998. During the first three-month period ended July 31, 1998, the Company generated $2.4 million of cash flow from operations as compared to $2.0 million of cash flow from operations in the three-month period ended July 31, 1997. The primary source of cash from operations was the Company's net income before depreciation and amortization of $11.1 million. The Company's primary use of cash was a decrease in accrued liabilities of $4.8 million. This decrease relates primarily to the Company's payment of its annual retirement plan contribution in the quarter as well as the payment of year end bonuses in the quarter. Accounts receivable and inventory were both a use of cash in the quarter as both increased related to the increased sales volume.

Cash flow used in investing activities was $7.3 million for the three-month period ended July 31, 1998 as compared to $8.1 million for the three-month period ended July 31, 1997. This cash was used for the purchase of property, plant and equipment. The decrease in cash flow used in investing activities relates to a decrease in the capital expenditures for the Company's business system conversion as the Company gets closer to the conversion dates.

Cash flow provided by financing activities was $4.9 million in the current year's quarter as compared to $8.3 million in last year's quarter. The decrease in the cash flow provided by financing activities relates mainly to management's decision to reduce the Company's long-term debt by $7.5 million as compared to the reduction of $4.5 million of the long-term debt in the previous fiscal year's first quarter. With the $7.5 million reduction in long-term debt, the Company's only remaining portion of long-term debt is the fixed-rate senior debt that matures through August 29, 2008.

Management believes the Company has the financial resources to meet its short term and long term cash requirements. Management believes its cash flow from operations will be sufficient to continue to fund its current obligations as well as fund the internal growth of the Company.

Year 2000
---------

The Company continues to assess the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as purchases from key suppliers by the Company. The Company's internal systems will be year 2000 compliant with the new business system mentioned above.

The Company's current products are year 2000 compliant. Previously sold products are being evaluated in order to determine to what extent, if any, year 2000 compliance issues exist. Management believes that any previously sold products which are not year 2000 compliant will be either made compliant with customer upgrades or become obsolete.

Based upon the steps taken to date and the ongoing efforts to address this issue, the Company does not believe the financial impact of the year 2000 issues will have a material impact on its results of operations or financial position. However, if corrective actions are not made in a timely manner, year 2000 compliance issues could have a material impact on the Company's financial statements. In order so this does not occur, the Company plans to devote all resources necessary to resolve any significant year 2000 issues in a timely manner.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 4 - Submission of Matters To A Vote of Security Holders
------   ---------------------------------------------------


     (a) On Wednesday, July 15, 1998 at 9:00 a.m. the Annual Meeting of Shareholders of Marquette Medical Systems, Inc. was held at the Company's offices, 8200 West Tower Avenue, Milwaukee, Wisconsin 53223.

     (b) Six Directors were elected at the meeting to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified. The elected Directors are Frederick A. Robertson, Michael J. Cudahy, Frederick G. Luber, Melvin S. Newman, Walter L. Robb and John G. Bollinger.

     (c) The shareholders ratified the selection of Arthur Andersen LLP as the Company's independent public accountants for the year ending April 30, 1999.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Marquette Medical Systems, Inc.
                                       -------------------------------

                                       (Registrant)



Date:      9-10-98
       ---------------
                                       /s/ Mary M. Kabacinski
                                       -------------------------------
                                       Mary M. Kabacinski
                                       Principal Financial Officer
                                       and Duly Authorized Officer